Form 10-K
period 1993-12-31
FORMICA CORP
filed 1994-03-30
CIK 814241

                       SECURITIES AND EXCHANGE COMMISSION
                     Judiciary Plaza, 450 Fifth Street N.W.
                            Washington, D.C.  20549

                   ________________________________________

                                   FORM 10-K

                   ________________________________________

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1993        Commission File No.1-9557

                             FORMICA CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                            34-1046753
(State or other jurisdiction of             I.R.S.  Employer Identification No.
 incorporation or organization)

1680 Route 23 North, Wayne, New Jersey 07474-0980

(Address of principal executive offices)              Zip Code

Registrant's telephone number, including area code       (201) 305-9400


Securities registered pursuant to Section 12(g) of the Act:

   14% Senior Subordinated Notes, Due October 1, 1999
   15 3/4% Subordinated Discount Debentures, Due October 1, 2001

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               -----            -----

As of March 1, 1994, 100 shares of Common Stock, $.01 par value, were outstanding. The Common Stock of the Registrant is not publicly traded and therefore, the aggregate market value is not readily determinable.

                               Table of Contents


Part I                                                                    Page
- ------                                                                    ----
Item  1 Business. .................................................        3
Item  2 Properties.................................................       13
Item  3 Legal Proceedings..........................................       14
Item  4 Submission of Matters to a Vote of Security Holders........       14


Part II
- -------
Item  5 Market for Registrant's Common Stock and Related
          Stockholder Matters......................................       15
Item  6 Selected Financial Data....................................       16
Item  7 Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................       18
Item  8 Financial Statements and Supplementary Data................       24
Item  9 Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures................................       49


Part III
- --------
Item 10 Directors and Executive Officers of the Registrant.........       50
Item 11 Executive Compensation.....................................       51
Item 12 Security Ownership of Certain Beneficial Owners, Directors
          and Executive Officers...................................       57
Item 13 Certain Relationships and Related Transactions.............       60


Part IV
- -------
Item 14 Exhibits, Financial Statement Schedules and Reports on Form
        8-K:
        Financial Statements and Financial Statement Schedules.....       61
        Exhibits...................................................       61
        Reports on Form 8-K........................................       66
Signatures.........................................................       67
Schedule Index.....................................................       68
Exhibit Index......................................................       74

                                     PART I

ITEM 1  BUSINESS

GENERAL

         Formica Corporation and its subsidiaries (the "Company" or "Formica") designs, manufactures and distributes decorative laminates and other surfacing products worldwide and is the world's largest producer of high pressure decorative laminates. The Company's products compete against a wide range of surfacing materials which include decorative laminates produced by other manufacturers, as well as wood, veneers, marble, tile, plastics and foils. The Company distributes its products under the FORMICA(R), COLORCORE(R) and SURELL(R) brand names and the ANVIL F(R) Logo, among others.

         The Company's ten manufacturing facilities are located in the United States, the United Kingdom, Canada, France, Spain, Germany and Taiwan, and its products are principally distributed throughout North America, Europe and the Far East. For information by geographic area, including net sales, operating income, capital expenditures and identifiable assets, see Note 9 to the Company's Consolidated Financial Statements as well as "Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition."

PRODUCTS

         Decorative laminates are used in a wide range of surfacing applications where durability, design, construction versatility and ease of maintenance are factors. The Company's principal products are high pressure decorative laminates. In a few geographic areas, the Company also offers a complementary line of low pressure laminates in designs that match or complement the Company's high pressure laminate products. In addition, the Company acquired Wildon Industries, Inc. ("Wildon") in 1986 for the purpose of developing a high quality solid surfacing material, which is marketed under the SURELL brand name. The Company also manufactures and sells resins and licenses its FORMICA brand name and proprietary technology and know-how to third parties.

         Commercial applications for the Company's decorative laminates include countertops, furniture, flooring, doors, window sills, walls and other interior surfacing uses. Residential applications for the Company's decorative laminates include cabinetry and countertops for kitchens and bathrooms; surfacing for living room, dining room, family room, kitchen and bathroom furniture; and other interior architectural uses throughout the house. The Company's products are used in homes, retail stores, offices, office lobbies, hotels, hospitals, restaurants, airports, banks, computer centers, ships, buses and railroad cars, as well as numerous other uses.

         High Pressure Decorative Laminates. High pressure decorative laminates include standard line decorative products and premium decorative products which accounted for approximately 77% and 17%, respectively, of the Company's total net sales for the year ended December 31, 1993.

         The Company's standard decorative line consists of decorative laminates such as solid colors, abstract patterns, woodgrain patterns and other simulations of natural materials. These products are sold in sheet form in a multitude of sizes and in over 1,000 colors, patterns and textures.

         Premium decorative laminates have characteristics that make them particularly suitable for various specialized applications and generate higher profit margins than the standard line products. Premium decorative laminates include the Company's DESIGN CONCEPTS(R) and FORMATIONS(R) collections and COLORCORE(R) surfacing material, a solid "color-through" laminate, which are marketed for special end-use applications such as office furniture, store fixtures, restaurant interiors, airports and custom-built kitchens. Premium decorative products also include laminates for uses requiring fire-rated materials such as shipbuilding and office interiors; textured laminates, which are designed to look and feel like leather or slate; metallic laminates which are manufactured with a metallic surface for "high style" effects; and laminates applied to static-free flooring used in computer centers.

         Solid Surfacing Products. The Company's solid surfacing products are manufactured by combining resin with filler and curing the mixture in molds under heat. These products, distributed under the brand name SURELL, are available in a selection of colors and granite-like patterns, which run throughout the entire thickness of the product. The products can be shaped and molded for use in a variety of residential and commercial applications such as vanities with dripless edges and integral backsplashes, or produced in sheet form for work surfaces, countertops and other surface applications.

         The Company has devoted substantial resources to the development of its solid surfacing products as a high quality surfacing material and to the development of efficient manufacturing methods for the production of these products in commercial quantities. The current United States market for solid surfacing material is dominated by E.I. DuPont de Nemours & Co. which sells its product through a distribution network which includes a limited number of distributors of other FORMICA brand products. The Company believes that there are significant opportunities for new entrants in the expanding market for solid surfacing material and intends to use its brand name and established channels of distribution to take advantage of these opportunities. The Company is marketing its solid surfacing products as premium products on a broad scale through its domestic and international distribution network.

         New Product and Design Development. A major portion of the Company's research efforts is devoted to the development of new applications for high pressure decorative laminates and solid surfacing products, new products and process improvements. Design is an important factor in the choice of the product line manufactured by the Company and in the surfacing industry as a whole. New laminate designs are introduced periodically by the Company and its competitors. The Company considers itself the industry leader worldwide in decorative laminate design and new product development and carries out design development in North America and Europe. The Company has won numerous design and product awards. The Company's efforts to refine the designs of its products have resulted in such products as the DESIGN CONCEPTS and FORMATIONS collections, COLORCORE, a solid "color-through" laminate, and the STRIPES and GEOMETRICA(R) collections featuring silk screenprinted pinstripes and bands in a variety of colors. During the last several years, the Company introduced solid opaque laminates, granite-like solid surfacing materials, high wear laminates and a number of other premium products. In addition, the Company has introduced a number of other product lines including ALULAM(R), a metallic exterior surfacing laminate, and ALACORE(R), a translucent laminate collection with three-dimensional design effects.

         In addition to new products designed and developed internally, the Company has acquired worldwide distribution rights to several new products. The Company recently introduced to the market a new surfacing material called NUVEL, which was developed by General Electric Company ("GE"). In late 1992, Formica entered into a worldwide exclusive distribution agreement with GE, which manufactures this product using its proprietary technology. The product has the features of traditional solid surfacing materials but can be installed at a lower cost. In addition to traditional solid surfacing applications such as countertops, the product has numerous additional applications including cabinetry, doors, furniture and store fixtures. The product is being marketed with the GE logo as well as the NUVEL and FORMICA trademarks.

         Another new product which the Company has begun marketing through its worldwide distribution network is called GRANULON, which is a spray-on surfacing material. The GRANULON product is a densified liquid composite available in an array of granite and solid colors that can be used for a variety of traditional and unique surfacing applications including furniture, cabinetry and molded shapes.

         Formica has also recently signed an agreement with a European manufacturer of specialty wood veneer laminates and will be distributing these products under the FORMICA LIGNA brand name.

         In addition to the new products mentioned above, the Company has entered into a cooperative enterprise agreement for the distribution of locally produced laminate products throughout the People's Republic of China. The products are manufactured using Formica technology.

MARKETING, DISTRIBUTION AND CUSTOMERS

         The Company believes its global distribution and dealer network with its extensive sales force and the FORMICA brand name and ANVIL F Logo are major marketing strengths and key elements to the Company's success. The Company believes that none of the Company's competitors has as extensive a worldwide distribution and dealer network or the brand recognition of the FORMICA brand name.

         The Company's products are sold through distributors of wholesale building materials and distributors of products for the cabinet industry and directly to original equipment manufacturers for both residential and commercial uses. For the year ended December 31, 1993, approximately 60% of the Company's net sales were made through independent distributors, and the remaining 40% were made directly to users of the Company's products.

         The Company's distribution network includes approximately 700 independent distributor locations worldwide. Many distributors have sub-distributorships and dealer networks. As a result, the Company's products are represented in thousands of locations worldwide. The effort of the Company's domestic and international sales and architectural specification representatives, when combined with the sales force of its distributor network, provides the Company with sales and marketing coverage in over 100 countries throughout the world. The Company's sales representatives market the Company's products directly to end-users and work with distributors by monitoring distributors' inventories, calling on customers, architects and designers with the distributors' sales representatives and assisting distributors in the development of advertising and promotional campaigns and materials and the introduction of products.

         Generally, the Company's distributorship sales are made by distributors that exclusively carry the Company's brand of high pressure decorative laminates. The typical distributor of the Company's products also sells some or all of the following: other surfacing materials, adhesives, cabinetry, flooring material, particle board, hardware and other related architectural and building materials. The Company considers its distribution network to be an important vehicle for the introduction of new products the Company may develop or distribute in the future.

         The Company estimates that of its net sales for the year ended December 31, 1993, approximately one-half were derived from products used in commercial applications and one-half from products used in residential applications. In addition, the Company estimates that approximately two-thirds of its net sales for such period were derived from products used in remodeling or renovation projects, while approximately one-third of its net sales for such periods were derived from product used in new construction.

         Sales in the commercial market are heavily influenced by the specifications of architects and designers. In addition to the Company's regular sales force, a specialized sales force calls exclusively on architects and designers in North America, Europe and the Far East.

         The Company's backlog is not significant due to the ability of the Company to respond adequately to customer requests for product shipments. Generally, the Company's products are manufactured from raw materials in stock and are delivered to the Company's customers within one to thirty days from receipt of the order, depending on customer delivery specifications. Substantially all orders are shipped by the Company by the customer's due date.

         The Company has no significant long-term contracts for the distribution of its products. For the year ended December 31, 1993, no customer or affiliated group of customers accounted for as much as 5% of the Company's consolidated net sales.

MANUFACTURING AND RAW MATERIALS

         High pressure decorative laminates are produced from a few basic raw materials which include kraft paper, fine decorative papers and melamine and phenolic resins. The papers are impregnated with resins and placed between stainless steel plates in a multi-opening press and cured under pressure and elevated temperature. The number of paper laminations per sheet of laminate varies with the specific type of product being produced, but all have melamine resin on the surface to create a hard, durable surface. Surface textures can range from very high gloss smooth surfaces to deeply textured surfaces and surfaces with other special design and performance features. In addition to patents, the Company has proprietary technology and know-how in the design and manufacture of its products.

         Kraft papers are available globally from several major sources and many smaller producers. Fine papers are supplied by many producers in North America, Europe and Asia. Melamine, phenol and formaldehyde, the primary raw materials for resins, are global commodity chemicals available from many suppliers. The Company currently purchases these raw materials on a global basis from various suppliers at market prices. The Company believes that it is the largest purchaser of these raw materials on a worldwide basis in the high pressure laminate industry. The Company may, from time to time, enter into one-year or longer-term contracts with suppliers when advantageous to it. The Company also acquires certain chemicals under exclusive arrangements from producers in connection with licensing technology from those producers. The Company has experienced no supply problems of any raw materials in the last 10 years.

         The Company manufactures and distributes products on a global basis with ten manufacturing facilities located in the United States, Canada, the United Kingdom, France, Spain, Taiwan and a 50% interest in a joint venture manufacturing plant in Germany which produces specialized metallic surfaced laminate products. These multiple manufacturing locations around the world enable the Company to reduce delivery times, freight costs and duties that it would otherwise encounter. Generally, each facility is shut down from one to four weeks annually for maintenance, refurbishment and traditional vacation periods.

         In general, each manufacturing facility produces a standard product line for its geographic market and produces one or more specialty products which may be sold in its market or exported to other markets. This allocation of production responsibility is designed to insure prompt delivery to customers of the Company's standard product lines and economies of scale in the production of the Company's premium products. In addition, certain of the Company's specialty products have been developed in response to regional design preferences.

         The Company's manufacturing facilities normally operate 24 hours a day on a five or seven day week schedule. Periodically, the Company operates on an overtime basis to satisfy customer requirements during periods of peak demand. Management believes that its existing manufacturing facilities are satisfactory for the Company's projected requirements.

         The Company has devoted substantial resources to the development of its plate manufacturing technology and produces its own plates in its manufacturing facility in LaPlaine, France. As of December 31, 1989, the Company had substantially completed the installation of such plate technology in all of its laminate manufacturing facilities.

COMPETITION

         The Company's products compete around the world with decorative laminates manufactured by other producers, as well as with wood, veneers, marble, tile, plastics, foils and other surfacing materials. Competition is based principally on breadth of product line, product quality, marketing, technology, price and service. The Company competes in a number of geographic markets and its success in each of these markets is influenced by the factors mentioned above. The Company believes it is the single largest producer of decorative laminates on a worldwide basis. The Company also believes it is the largest or second largest producer of decorative laminates in various national markets (including the United States, Canada, the United Kingdom, France, Spain, and Taiwan) in which it competes on a local basis with many other producers, some of which are owned by larger enterprises which may have greater assets or resources than the Company. In many of the other national markets in which the Company competes, it enjoys a smaller but nonetheless significant market position. In the North American laminate market, the Company's principal competitors include Ralph Wilson Plastics Company, Nevamar Corporation and Arborite Corporation. In Europe, principal competitors include Perstorp and Polyrey.

INTERNATIONAL OPERATIONS

         The Company's net sales from international operations to third parties accounted for approximately 47% of total net sales of the Company's products for the year ended December 31, 1993. The Company has manufacturing subsidiaries located in the United Kingdom, France, Spain, Canada and Taiwan and has a 50% interest in a German joint venture. The Company's principal international markets are located in Europe, Canada, Mexico and the Far East. The Company's international operations are subject to foreign currency fluctuations, local laws concerning repatriation of profits and other factors normally associated with multinational operations. See "Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition" and
Note 9 to the Company's Consolidated Financial Statements for information about the business of the Company by geographic area.

PATENTS, TRADEMARKS AND LICENSES

         The Company owns patents and possesses proprietary information which relate to its products and processes. The Company believes that the loss of any of its patents would not have a material adverse effect upon its business.

         Trademarks are important to the Company's business and licensing activities. The Company has a vigorous program of trademark enforcement to prevent the unauthorized use of its trademarks, to strengthen the value of its trademarks and to improve its image and customer goodwill. The Company believes that the FORMICA trademark and the ANVIL F Logo are its most significant trademarks. In addition to registration in the United States, the FORMICA trademark and the ANVIL F Logo are registered in over 100 countries. The COLORCORE trademark is registered in the United States and over 20 other countries. The SURELL trademark is also registered in the United States and in several other countries. Formica has used the FORMICA brand name continuously since 1913. Additionally, the Company has numerous other registered trademarks, trade names and logos, both in the United States and abroad.

         The Company believes that numerous opportunities exist to license the Company's internationally recognized FORMICA trademark and ANVIL F Logo and the Company's proprietary technology and know-how. The Company has existing licensing arrangements for its trademarks and, in certain cases, its proprietary technology with CSR Limited in Australia and New Zealand and with manufacturers of adhesives and certain other complementary products. In addition to the above, the Company has non-royalty licenses with a company in India and with American Cyanamid Company which permits the exclusive use of the FORMICA trademark primarily in South America.

RESEARCH AND DEVELOPMENT

         Technical support to the Company's business is organized on a worldwide basis. The major part of the Company's research program, which involves the development of new applications for existing products, new products and process improvements, is carried out by the Research and Development departments located in the United States and the United Kingdom. Technical groups located at each plant also participate in the overall program and work on smaller projects under the direction of the Company's research director. Research and development costs charged to operations during the years ended December 31, 1993, 1992 and 1991 amounted to $3.3 million, $3.5 million, and $3.6 million, respectively. See Note 2 to the Company's Consolidated Financial Statements for information concerning research and development costs.

ENVIRONMENTAL MATTERS

         The Company (and the industry in which it competes) is subject to extensive regulation under federal, state, local and foreign environmental laws and regulations regarding emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste and other materials as well as laws and regulations relating to occupational health and safety. The Company believes that its manufacturing facilities are being operated in compliance in all material respects with the applicable environmental, health and safety laws and regulations but cannot predict whether more burdensome requirements will be imposed by governmental authorities in the future. Pursuant to the requirements of applicable federal, state and local statutes and regulations, the Company has received or applied for all of the environmental permits and approvals material to the operation of its manufacturing facilities.

         In November 1987, the United States Environmental Protection Agency (the "EPA") identified the Company as a Potentially Responsible Party ("PRP") pursuant to its authority under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), in connection with the Pristine, Inc. Superfund Site in Reading, Ohio. The Company's share of waste contribution to this site is approximately 11.5%. The EPA has completed a Remedial Investigation/Feasibility Study and has issued a Record of Decision calling for remedial action at the site which is estimated to cost approximately $21.7 million. The Company and other generators at the site signed a Consent Decree with the U.S. Government (EPA) in which a remedial clean-up plan has been agreed upon. The Consent Decree was approved by the United States District Court for the Southern District of Ohio and became effective on November 23, 1990. On October 16, 1989, the State of Ohio, in connection with its involvement at the site, instituted a lawsuit, entitled State of Ohio v. Pristine, Inc., et al., in the United States District Court for the Southern District of Ohio which demanded payment of approximately $104,000 in past costs and sought a declaratory judgment holding the Company and 29 other named defendants jointly and severally liable for the reimbursement of the State's future oversight costs. The Company and other named defendants jointly responded to this action and entered into settlement discussions that culminated in the negotiation of a Consent Decree in which the State substantially reduced its damage demands. The Consent Decree was approved by the Court and became effective on August 16, 1991, resulting in a dismissal of the State's law suit. In October, 1991, the City of Reading asserted a claim alleging that its municipal water well field has been contaminated by groundwater emanating from the Pristine, Inc. Superfund Site as well as a claim seeking natural resource damages. The City of Reading's claim was asserted against the owner/operator of the site as well as approximately 115 alleged generators of hazardous waste at the site, including the Company. The City of Reading and approximately 87 generators of waste at the site, including the Company, entered into a settlement agreement, dated as of September 1, 1993, whereby the City of Reading's claim was settled for $1.3 million, which claim has been paid on a pro rata basis by such generators of waste. The Company believes that it has adequate reserves for its anticipated share of the current estimate of the costs associated with the clean-up of this site.

         In August 1987, the Company received an Information Request Notice from the EPA advising that, pursuant to its authority under CERCLA, it was investigating the Bridgeport Rental and Oil Services waste disposal site in Logan Township, New Jersey. Although the EPA indicated that the Company may have contributed a small quantity of waste to the site in 1974, the Company has no records available to verify the EPA's claim and has so responded in its answers to the Information Request Notice. In late August 1989 the Company received a letter from the EPA naming it as a PRP at the site and demanding payment of at least $17.8 million for past cleanup costs. The notice, which was addressed to 57 other PRPs, also indicated that the EPA was prepared to use public funds to conduct further remedial action at the site. The Company and other PRPs are vigorously contesting the amount and nature of the EPA's claim and are actively pursuing other generators who may have contributed waste to the site. In connection with the waste storage site in Logan Township, New Jersey, the Company, on April 3, 1989, received from the New Jersey Department of Environmental Protection ("DEP") a Directive issued pursuant to the DEP's alleged authority under the New Jersey Spill Compensation and Control Act. The Directive demanded that the Company and 112 other alleged dischargers of hazardous substances pay the State of New Jersey approximately $9.2 million. That amount represents monies which New Jersey has paid to the EPA as a portion of its share of the remedial costs to be incurred in connection with the cleanup of the site. In response to the Directive, the Company, without admitting liability, contributed a nominal sum toward a good faith settlement offer which was forwarded to the DEP by a group of approximately 40 Directive recipients. That group and other recipients have also submitted statements to the DEP raising numerous defenses to the Directive. To date, communications with the EPA and DEP have continued, and no proceedings have been instituted in connection with the Directive. However, in a continuing effort to pursue all potentially responsible site generators, the Company and the other PRPs discovered evidence which linked numerous governmental departments to a significant amount of waste which had been deposited at the site. Thus, a group of PRPs, which did not include the Company, instituted a contribution action entitled Rollins Environmental Services (NJ), Inc., et al. vs. The United States of America, et al., Civil Action No. 92-1253 in the United States District Court for the District of New Jersey. Thereafter, the EPA instituted a cost recovery action, naming only certain site PRPs, in the same Court. That case, which is entitled United States of America vs. Allied Signal Inc., et al., Civil Action No. 92-2726, was then consolidated with the Rollins contribution suit. Although the Company is not a party to either case, it has agreed to take part in an informal discovery/settlement process pursuant to a Case Management Order. The Company believes it has adequate reserves to cover its anticipated liability in this site.

         In March 1990, the Company received an Information Request Notice from the EPA advising that, pursuant to its authority under CERCLA, it was continuing its investigation of the New Lyme Landfill Superfund Site in Ashtabula County, Ohio. Although the EPA indicated that the Company may have contributed waste to this residential/industrial site prior to the site shutdown in 1978, the Company, after investigation, was unable to locate records to determine if it had contributed waste to this site and so advised the EPA in its response to the Information Request Notice. To date the Company has received no further communications from the EPA or any other entity concerning this site.

         On or about October 5, 1990, a third party complaint entitled United States of America v. Norrell F. Dearing et al. v. Formica Corporation et al., United States District Court for the Northern District of Ohio, Eastern Division was served upon the Company. The third party complaint seeks contribution, in an unspecified amount, from the Company and other third party defendants for response costs incurred and to be incurred by the government of the United States in connection with the Old Mill Superfund Site in Rock Creek, Ohio. The original complaint, as amended, entitled United States of America v. Dearing et al., alleges that the EPA had incurred to date more than $7.7 million in response costs at the Old Mill Superfund Site which included the essentially complete implementation of the selected remedial action at the site. The Company has investigated whether or not it or a predecessor company contributed hazardous waste to this site during the 1977-1979 time period alleged in the complaint and has been unable to locate records to verify the allegations. The Company has filed an answer to the third party complaint, denying liability and raising numerous affirmative defenses and continues to vigorously defend this action. On February 9, 1993, the Company was served with a second third party complaint entitled State of Ohio v. Norrell E. Dearing et al. v. Formica Corporation et al. This third party complaint seeks contribution, in an unspecified amount, from the Company and other third party defendants for response costs incurred and to be incurred by the State of Ohio in connection with this site. The Company has filed an answer to this complaint denying liability and raising numerous affirmative defenses, and intends to vigorously defend this action. The Company, as of December 17, 1993, entered into an Indemnification Agreement with American Cyanamid Company ("ACCO") and Cytec Industries Inc. ("Cytec") wherein ACCO and Cytec agreed to indemnify and hold harmless the Company from and against any liability, including the two above-referenced third party complaints, resulting from the disposal by the Company of hazardous waste, originating from a Painesville, Ohio manufacturing facility operated by a predecessor company, at the Old Mill Superfund Site.

         In May 1991, the Company received an Information Request Notice from the EPA advising that, pursuant to its authority under CERCLA, the EPA was investigating the Skinner Landfill Superfund Site in West Chester, Ohio. Although the EPA indicated that the Company might have contributed waste to this site, the Company has no records available which verify the claim. However, in August 1991, the EPA issued a General Notice of Liability naming the Company and various other parties as PRPs at the site. At that time, the Company also received information which indicated that another site PRP had allegedly deposited relatively small quantities of the Company's waste at the site on three occasions in the 1960's and 1970's. In early 1992, a group of nine companies, including the Company, joined together to vigorously contest the matter when the EPA announced that it preferred a site incineration remedy estimated to cost approximately $29 million. Following concerted PRP efforts and local community negative reaction to the proposed incineration remedy, the EPA withdrew its preferred remedy and issued a unilateral abatement remedy Order calling for the expenditure of approximately $200,000 to secure the site and to provide public water hookups for some site neighbors. That Order was issued in December 1992 and was directed at 20 recipients, including the Company. Without admitting liability, the Company and nine other recipients have worked together to comply with the Order, while the remaining recipients are contesting the matter. In the meantime, the EPA has issued a Record of Decision calling for a site remedy estimated to cost $15.5 million. The Company and the other PRPs are pursuing the matter with the EPA as it prepares to issue a unilateral order calling for the formulation of a Remedial Design for the site. Concurrently, the Company and other PRPs are pursuing all other potentially responsible site generators.

         On or about October 20, 1993 the Company was served with a Summons and Complaint entitled California Sport Fishing Protection Alliance v. Formica Corp., in the United States District Court, Eastern District of California. This Complaint, brought as a citizens' suit under the Clean Water Act, alleges that the Company's Rocklin, California manufacturing plant has violated its National Pollutant Discharge Elimination System permits ("NPDES") and is polluting the Sacramento River. The Complaint alleges that the Company is discharging into a creek waste water which contains a pH level outside of the range imposed in its NPDES permits. The Complaint seeks: (a) to enjoin the Company from violating its NPDES permits and the Clean Water Act; (b) an order directing the Company to adequately test receiving waters for violations of applicable water quality standards; (c) an order directing the Company to comply with all reporting requirements contained in its NPDES permits; (d) an order directing the Company, for a period of one year, to provide the Plaintiff with copies of all reports and documents submitted to government agencies relating to its NPDES permits; (e) an order requiring the Company to pay civil penalties of up to $25,000 per day for each violation of its NPDES permits; (f) an order directing the Company to make payments to an environmental remediation project approved by the Court; and (g) an award of Plaintiff's costs of litigation, including reasonable attorney and expert witness fees. The Company has filed an Answer to the Complaint denying liability and raising several affirmative defenses and intends to vigorously defend this action.

EMPLOYEES AND EMPLOYEE RELATIONS

         As of December 31, 1993, the Company had approximately 3,300 employees, of whom 1,100 were salaried and 2,200 were hourly workers. In the United States, approximately 800 of the Company's employees are covered by two collective bargaining agreements that expire in September 1994 and April 1995. Of the approximately 1,800 employees of the Company's international operations, 1,200 are represented by a variety of local unions. The Company considers its employee relations to be generally satisfactory.


Item 2  PROPERTIES

         The location and general description of the principal properties owned or leased by the Company (or by the Company's German joint venture) are set forth in the table below:



     Location                               Principal Function                       Square Feet
     --------                               ------------------                       -----------
Wayne, New Jersey . . . . . . . . . . Corporate Headquarters  . . . . . . . . . . .  10,000 Leased
Rocklin, California . . . . . . . . . Manufacturing Plant   . . . . . . . . . . . .  350,000 Owned
Indianapolis, Indiana . . . . . . . . Distribution Center   . . . . . . . . . . .   194,000 Leased
Indianapolis, Indiana . . . . . . . . Samples Facility  . . . . . . . . . . . . . .  54,000 Leased
Piscataway, New Jersey  . . . . . . . Distribution Center   . . . . . . . . . . . .  75,000 Leased
Evendale, Ohio  . . . . . . . . . . . Manufacturing Plant and United States
                                        Operations Headquarters   . . . . . . . .  1,000,000 Owned
Orlando, Florida  . . . . . . . . . . Distribution Center   . . . . . . . . . . . .  50,000 Leased
Mt.  Bethel, Pennsylvania . . . . . . Manufacturing Plant   . . . . . . . . . . . .   40,000 Owned
Mt.  Bethel, Pennsylvania . . . . . . Distribution Center   . . . . . . . . . . . .  30,000 Leased
Dallas, Texas . . . . . . . . . . . . Distribution Center   . . . . . . . . . . . .  45,000 Leased
St.  Jean, Quebec, Canada . . . . . . Manufacturing Plant   . . . . . . . . . . . .  360,000 Owned
North Shields, England  . . . . . . . Manufacturing Plant and Subsidiary
                                        Headquarters  . . . . . . . . . . . . . . .  560,000 Owned
LaPlaine, France  . . . . . . . . . . Manufacturing Plant   . . . . . . . . . . . .   25,000 Owned
Quillan, France . . . . . . . . . . . Manufacturing Plant   . . . . . . . . . . . .  240,000 Owned
Torcy, France . . . . . . . . . . . . Distribution Center and Subsidiary
                                        Headquarters  . . . . . . . . . . . . . . .  50,000 Leased
Bilbao, Spain . . . . . . . . . . . . Manufacturing Plant and Subsidiary
                                        Headquarters  . . . . . . . . . . . . . . .  360,000 Owned
Herzberg Am Harz, Germany . . . . . . Manufacturing Plant and Joint Venture
                                        Headquarters  . . . . . . . . . . . . . .   110,000 Leased
Hsinfeng, Taiwan  . . . . . . . . . . Manufacturing Plant   . . . . . . . . . . . .   50,000 Owned

         The Company believes that all of its properties are suitable and adequate for its present needs. The Company also believes that it has sufficient manufacturing and distribution capacity for its present and foreseeable needs. Pursuant to the CIBC Credit Documents, all of the principal properties owned by the Company are subject to liens in favor of the lenders thereunder as security for the obligations of the Company thereunder, except that the Mt. Bethel, Pennsylvania facility is subject to a lien related to an installment sale arrangement for the facility with a local development authority and the Company's Hsinfeng, Taiwan facility is subject to a lien pursuant to the Taiwan Credit Agreement.

ITEM 3  LEGAL PROCEEDINGS

         The Company is a party to various legal proceedings, in addition to those described under "Item 1 - Environmental Matters", arising in the ordinary course of business, none of which is expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted for a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II


ITEM 5  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Preferred Stock and Common Stock of the Company is not publicly traded, and therefore, there is no public market for the stock of the Company.

ITEM 6  SELECTED FINANCIAL DATA (a)  (in thousands)

                                                                                                  PRE-
                                                                                                  ACQUISITION
                                                                                                  BASIS OF
                                 POST-ACQUISITION BASIS OF ACCOUNTING                             ACCOUNTING
                       --------------------------------------------------------------------       ----------
                                                                                    For the       For the
                                                                                    Period        Period
                                                                                    May 4,        January
                                 For the Years Ended December 31,                   1989 to       1, 1989
                        ----------------------------------------------------        December      to May
                          1993           1992          1991           1990          31, 1989      3, 1989
                        --------      ----------     --------       --------        --------      -------
Net sales               $447,079       $446,217      $421,181       $436,546        $277,347      $131,010
Operating
 income (b)               28,433         37,524        39,621         39,901          29,468        10,188
Other income
 (expense), net (c)        6,993         14,712         3,872          2,515           3,289        (4,699)
Interest expense          47,352         52,805        53,114         51,429          31,710         3,564
Income (loss) before
 income taxes and
 accounting change       (11,926)          (569)       (9,621)        (9,013)          l,047         l,925
Income (loss) before
 accounting change        (3,362)        (1,635)       (7,129)        (9,729)            258        (3,147)
Accounting change(d)      (2,850)            -             -              -               -             -
Net income (loss)       $   (512)      $ (1,635)     $ (7,129)      $ (9,729)       $    258      $ (3,147)

Total assets            $541,631       $562,843      $589,779       $635,474        $594,335      $324,070

Long-term debt          $255,180       $303,638      $315,996       $334,083        $310,303      $ 59,179

Stockholder's equity    $ 80,362       $ 39,333      $ 44,448       $ 50,971        $ 63,323      $163,326

(a) Selected financial information (other than net sales) on a post-acquisition basis of accounting is not comparable to the information for the Company on a pre-acquisition basis of accounting, because of changes in the organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the leveraged buy out transaction in May 1989.

(b) Operating income in 1991 included $3.2 million representing the settlement of a claim by Formica against a third party. This settlement primarily represented a reimbursement of costs incurred by Formica and was recorded as a reduction of cost of sales of $2.8 million and selling, general and administrative expenses of $0.4 million, and as an increase to other income, net of $0.2 million.

(c) Other income (expense), net in 1993 included $1.9 million relating to the reversal of other long-term liabilities associated with reserves which management believed were no longer needed. Other income (expense), net in 1992 included $9.1 million relating to a reduction of other long-term liabilities attributable to changes in certain of the Company's postretirement medical benefit plans (See Notes 2, 6 and 10 of the Consolidated Financial Statements) and $2.0 million relating to the reversal of other long-term liabilities as a result of the release of certain warranties and representations made by Formica in connection with the prior sale of a subsidiary.

(d) The Company adopted the accounting and disclosure rules prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109") on accounting for income taxes as of January 1, 1993. The adjustments to the January 1, 1993 balance sheet to adopt SFAS 109 netted to $2,850,000, which has been reflected in the 1993 net loss as the cumulative effect of a change in accounting principle.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1993 compared to 1992

         Net sales for the year ended December 31, 1993 increased $0.9 million, or 0.2%, as compared with the same period in 1992. When adjusted to exclude $24.4 million of foreign exchange effects, net sales increased $25.3 million, or 5.7%. Domestic net sales rose $26.2 million, or 12.3%, above the comparable 1992 period primarily due to an increase in unit volumes. Net sales in the international segment decreased by $25.3 million, or 10.9%. Excluding the impact of foreign exchange, international net sales decreased $0.9 million, or 0.4%, primarily due to decreased unit volumes.

         Cost of sales for 1993 increased $5.4 million, or 1.7%, above the comparable 1992 period. When adjusted to exclude $17.7 million of foreign exchange effects, cost of sales increased $23.1 million, or 7.4%. Domestic cost of sales increased $18.8 million, or 12.2%, primarily as a result of increased unit volumes. International cost of sales decreased $13.4 million, or 8.3%, for the period. When adjusted for the impact of foreign exchange, international cost of sales increased by $4.3 million or 2.7%, primarily due to the mix of subsidiaries sales.

         Selling, general and administrative expenses for 1993 increased $4.6 million, or 4.8%, compared to 1992. When adjusted to exclude $4.8 million of foreign exchange effects, selling, general and administrative expenses increased $9.4 million, or 10.0%. The increase in domestic selling, general and administrative expenses of $6.1 million, or 12.2%, was primarily attributable to increased advertising, selling, distribution and administrative expenses associated with higher unit volumes and the introduction of new products. International selling, general and administrative expenses decreased $1.5 million, or 3.5%, compared to 1992. When adjusted for foreign exchange effects, international selling, general and administrative expenses rose $3.3 million, or 7.5%, primarily due to general inflationary cost increases and increased selling, distribution, advertising and administrative expenses related to the introduction of new products.

         Operating income for 1993 declined $9.1 million, or 24.3%, compared to 1992. When adjusted to exclude $1.9 million of foreign exchange effects, operating income decreased $7.2 million, or 19.2%. Domestic operating income increased $1.3 million, or 14.5%, primarily due to higher sales volume, partially offset by the aforementioned higher selling, general and administrative expenses. International operating income decreased $10.4 million, or 36.8%. When adjusted for the effects of foreign exchange, international operating income declined $8.5 million, or 30.1%, primarily attributable to increases in cost of sales and selling, general and administrative expenses.

         Earnings before interest expense and income taxes ("EBIT") for 1993 decreased $16.8 million, or 32.2%, below 1992. EBIT decreased $15.1 million, or

28.9%, when adjusted to exclude $1.7 million of foreign exchange effects. Domestic EBIT decreased $8.4 million, or 28.3%, primarily as a result of other income recorded in 1992 of $9.1 million attributable to a revision of certain of the Company's postretirement medical benefit plans (see Notes 2, 6 and 10 to the Consolidated Financial Statements), $2.0 million of other income relating to the reversal of other long-term liabilities associated with the release of certain warranties and representations (see Notes 2 and 10 to the Consolidated Financial Statements) and $1.4 million of interest income associated with a Federal income tax refund, partially offset in 1993 by higher sales and approximately $1.9 million of other income resulting from the reversal of reserves (see Notes 2 and 10 to the Consolidated Financial Statements). International EBIT for the period was $8.4 million, or 37.2%, below the comparable 1992 period. When adjusted for the impact of foreign exchange, international EBIT decreased $6.7 million, or 29.6%, primarily due to decreased sales levels and higher cost of sales resulting from the European economic downturn and higher selling, general and administrative expenses.

         The decrease of approximately $5.5 million in interest expense for 1993 as compared to 1992 was principally attributable to lower interest rates and foreign exchange effects, which more than compensated for the one-time acceleration of deferred financing costs amortization of $2.0 million associated with the paydown of revolving credit debt (see Note 4 to the Consolidated Financial Statements) and increased accretion of the Company's Discount Debentures. The income tax benefit for 1993 changed by approximately $9.6 million as compared to the income tax provision for 1992, primarily due to a change in the mix of subsidiary pre-tax earnings and the reduction of income tax reserves due to the favorable settlement of certain tax examinations.

1992 compared to 1991

         Net sales for the twelve months ended December 31, 1992 increased $25.0 million, or 5.9%, from the comparable 1991 period. When adjusted to exclude $4.5 million of foreign exchange effects, net sales increased $20.5 million, or 4.9%. The Company's domestic net sales increased by $22.7 million, or 11.9%, primarily due to an increase in unit volume. International net sales increased $2.3 million, or 1.0%. When adjusted to exclude foreign exchange effects, international net sales decreased $2.2 million, or 0.9%. This decrease in international net sales resulted primarily from general adverse economic conditions in certain European markets and a shift in the geographic mix of countries the Company serviced causing a decrease in average net selling prices, partially offset by an increase in unit volume.

         Cost of sales for 1992, compared to 1991, increased $21.2 million, or 7.2%, primarily due to increased unit volume. When adjusted to exclude $2.6 million of foreign exchange effects, cost of sales increased $18.6 million, or 6.3%. Domestic cost of sales increased $20.1 million, or 15.1%, primarily due to the effects of increased unit volume and the one-time favorable impact of $2.8 million on third quarter 1991 cost of sales (See Note 10 to the Company's Consolidated Financial Statements) resulting from the settlement of a third party claim. International cost of sales increased $1.1 million, or 0.7%, but when adjusted to exclude foreign exchange effects, international cost of sales decreased $1.5 million, or 1.0%. The decrease in international cost of sales was attributable to the lower sales levels and reduced manufacturing costs.

         Selling, general and administrative expenses for 1992 increased $5.9 million, or 6.7%, compared to 1991. When adjusted to exclude $0.9 million of foreign exchange effects, selling, general and administrative expenses increased $5.0 million, or 5.7%. Domestic selling, general and administrative expenses increased $1.6 million, or 3.4%, primarily due to increased distribution expenses as a result of higher unit volume, partially offset by lower administrative expenses. International selling, general and administrative expenses increased $4.3 million, or 10.7%, compared to 1991. When adjusted for the impact of foreign exchange, international selling, general and administrative expenses rose $3.4 million, or 8.5%, primarily due to higher advertising and selling expenses.

         Operating income for 1992 declined $2.1 million compared to 1991, primarily due to the one-time favorable impact of $3.2 million on third quarter 1991 operating income resulting from the settlement of a third party claim (See
Note 10 to the Company's Consolidated Financial Statements). When adjusted to reflect $1.0 million of foreign exchange effects, operating income decreased $3.1 million, or 7.7%. Domestic operating income increased $0.9 million, or 11.6%, primarily due to higher sales volume and the aforementioned one-time favorable impact of $3.2 million on third quarter 1991 operating income. International operating income declined $3.0 million, or 9.7%. When adjusted for the effects of foreign exchange, international operating income declined $4.0 million, or 12.8%, attributable to decreased sales levels and increased selling, general and administrative expenses, partially offset by reduced manufacturing costs.

         EBIT for 1992 increased $8.7 million, or 20.1%. When adjusted to exclude $0.5 million of foreign exchange effects, EBIT increased $8.2 million, or 18.8%. Domestic EBIT increased $12.2 million, or 71.0%, primarily due to other income of $9.1 million attributable to a reduction of other long-term liabilities resulting from changes in certain of the Company's postretirement medical benefit plans (See Notes 2, 6 and 10 to the Company's Consolidated Financial Statements), higher sales, $2.0 million of other income relating to the reversal of other long-term liabilities as a result of the release of certain warranties and representations made by the Company in connection with the prior sale of a subsidiary and the receipt of approximately $1.4 million of interest income associated with a federal income tax refund. These increases were partially offset by the one-time favorable impact of $3.4 million on third quarter 1991 EBIT resulting from the settlement of a third party claim as discussed above. International EBIT decreased $3.5 million or 13.4%. When adjusted for the effects of foreign exchange, international EBIT decreased $4.0 million, or 15.5%, primarily due to lower sales and higher selling, general and administrative expenses.

         Interest expense decreased in 1992 by $0.3 million, or 0.6%, compared to 1991, primarily as a result of lower interest rates and lower debt levels which more than offset the increase in accretion of Formica's Subordinated Discount Debentures. The income tax provision for 1992 changed $3.6 million compared to the income tax benefit for 1991 due to the effect of the previously mentioned nonrecurring items and a change in the mix of subsidiary pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1993, the Company's working capital was $77.1 million, representing a decrease of $13.2 million, or 14.7%, from the amount at December 31, 1992. Exclusive of the impact of foreign currency exchange effects, the Company's working capital decreased $8.4 million, or 9.3%, from the amount at December 31, 1992. The decrease in working capital was primarily due to lower inventory levels and higher accounts payable, partially offset by an increase in accounts receivable levels. The decrease in inventory resulted from management's efforts to reduce quantities on hand in order to conserve working capital. The higher accounts payable balances were primarily a result of increased purchases in the fourth quarter of 1993. The increase in accounts receivable was due primarily to an increase in net sales for the fourth quarter of 1993 as compared to 1992.

         In September 1989, Formica and certain of its foreign subsidiaries entered into revolving credit agreements with CIBC or its affiliates, as agent, and other banks for borrowings in the United States, France and the United Kingdom (the "CIBC Credit Agreement"). Additionally, Formica's subsidiaries in Canada and Spain entered into the Foreign Credit Documents and its subsidiary in Taiwan entered into the Taiwan Credit Agreement (as herein defined) to repay existing debt and provide for working capital requirements. The Taiwan credit facility was renewed for an additional one-year period commencing November 30, 1993. The Company expects to renew this facility on an annual basis as of November 30 of each succeeding year.

         With the funding on September 11, 1989 under the CIBC Credit Agreement and the Foreign Credit Documents, which provided $224.0 million of bank commitments to support principal, interest and international local borrowing arrangements, Formica received $177.1 million to be applied towards the permanent financing of the Acquisition. On October 4, 1989, the commitments were reduced by $18.0 million with the proceeds received from the issuance of Senior Subordinated Notes and Subordinated Discount Debentures. On September 11, 1993, 1992 and 1991, in accordance with the terms of the CIBC Credit Agreement and the Foreign Credit Documents, the commitments were further reduced by approximately $31.4 million, $12.5 million and $11.0 million, respectively, (expressed in U.S. Dollars using December 31, 1993 exchange rates).

         On September 27, 1993, FM Holdings Inc. ("Holdings"), the parent of the Company, consummated a private placement of $50.0 million of 13 1/8% Accrual Debentures due September 15, 2005. Interest on the Accrual Debentures will accrue and compound on a semi-annual basis and will be payable in cash on September 15, 1998 in an aggregate amount of approximately $44.0 million. Thereafter, interest will be payable on March 15 and September 15 of each year. Using funds received from the closing of the private placement, Holdings made a capital contribution of $47.5 million to Formica in 1993. The $47.5 million capital contribution was then used by Formica to pay down debt outstanding under its bank credit agreements. After the private placement was completed, Holdings filed a registration statement with the SEC, and upon the registration statement being declared effective, Holdings exchanged the privately placed Accrual Debentures for identical publicly registered Debentures.

         As of December 31, 1993, utilizing foreign currency exchange rates in effect at that time, the Company had approximately $69.6 million of available and unused principal borrowing commitments for both revolving credit and working capital purposes over and above the $75.0 million of outstanding borrowings under the CIBC Credit Agreement and the Foreign Credit Documents. Commitment fees of 1/2% are paid on the unused lines of credit under the CIBC Credit Agreement and the Foreign Credit Documents. Considering Formica's right to repay the loans under the Credit Documents without penalty and the floating interest rate, the Company believes the carrying amounts approximate fair value at December 31, 1993. Under the terms of the CIBC Credit Agreement and the Foreign Credit Documents, the commitments will be further reduced on each anniversary of September 11, 1989 (the merger date) in the following amounts (expressed in U.S. Dollars using December 31, 1993 exchange rates): 1994 -- $18.3 million; 1995 -- $13.4 million; 1996 -- $19.4 million; and 1997 --
remainder. Additionally, the Working Capital Facility of $15.0 million, which is part of the CIBC Credit Agreement, matures in September 1994.

         The CIBC Credit Agreement and the Foreign Credit Documents contain covenants, the most restrictive of which significantly limit Formica's ability to borrow additional funds, acquire or dispose of certain operating assets, redeem its stock and repay its Senior Subordinated Notes and Subordinated Discount Debentures prior to maturity. Formica is also prohibited from making loans, paying dividends and otherwise making distributions to Holdings, except under certain limited circumstances. Additionally, Formica must maintain minimum levels of working capital and earnings before interest expense, income taxes, depreciation expense and amortization expense. Also Formica must maintain minimum interest coverage ratios and cannot exceed certain maximum leverage ratios. Certain of the minimum levels and ratios become more restrictive in each succeeding year of the agreements.

         Payments of principal and interest under the various debt instruments will be the Company's largest use of funds for the foreseeable future. Funds generated from operations and borrowings are expected to be adequate to fund the Company's debt service obligations, capital expenditures and working capital requirements. Borrowings under the Credit Documents bear interest at floating rates which averaged approximately 11.8% for the year ended December 31, 1993. Formica has interest rate swap agreements outstanding at December 31, 1993 on approximately $18.6 million of these borrowings at an average interest rate of approximately 11.9%. The average interest rate of borrowings under the Credit Documents for 1993, after taking into consideration the adverse impact of the interest rate swap agreements, approximated 12.7%.

         The Company's percentage of long-term debt to total capital (long-term debt and stockholders' equity) changed from 88.5% at December 31, 1992 to 76.1% at December 31, 1993. The Company believes that it has adequate resources from operations and unused credit facilities to fund its operations and expected future capital expenditures through the expiration of the CIBC Credit Agreement and the Foreign Credit Documents.

         Indebtedness of the Company under the CIBC Credit Agreement and the Foreign Credit Documents is due in full in September 1997, the 14% Senior Subordinated Notes are due in 1999 and require a sinking fund payment on October 1, 1998 to redeem $40.0 million of the aggregate principal amount of such notes and the 15 3/4% Subordinated Discount Debentures are due in 2001 and require a sinking fund payment on October 1, 2000 to redeem $38.4 million of the aggregate principal amount of such debentures. See Note 4 to the Company's Consolidated Financial Statements for additional information with respect to bank revolving credit facilities and other long-term debt.

         For a discussion of the risks associated with the Company's environmental matters, see "Business -- Environmental Matters."

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                              PAGE
                                                                              ----
Report of Independent Public Accountants . . . . . . . . . . . . . . . .        25

Consolidated Balance Sheets at December 31, 1993 and 1992. . . . . . . .        26

Consolidated Statements of Operations for the years
  ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . .        27

Consolidated Statement of Stockholder's Equity for
  the years ended December 31, 1993, 1992 and 1991 . . . . . . . . . . .        28

Consolidated Statements of Cash Flows for the years
  ended December 31, 1993, 1992 and 1991 . . . . . . . . . . . . . . . .        29

Notes to Consolidated Financial Statements, December 31, 1993. . . . . .        30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Formica Corporation:

We have audited the accompanying consolidated balance sheets of Formica Corporation (a Delaware corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Formica Corporation and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Notes 2, 6 and 8 of the consolidated financial statements referred to above, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.



                                                           ARTHUR ANDERSEN & CO.





Roseland, New Jersey
March 1, 1994

                      FORMICA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PAR VALUE OF STOCK)

                                    ASSETS

<Caption
                                                                  DECEMBER 31,
                                                                  ------------
                                                              1993            1992
                                                              ----            ----
CURRENT ASSETS:
  Cash and cash equivalents                                  $  2,446        $    867
  Accounts receivable, less allowances of
    $10,231 (1993) and $10,431 (1992)                          81,350          75,199
  Inventories, net                                             67,678          80,306
  Other current assets                                         18,150          16,238
                                                             --------        --------
         Total current assets                                 169,624         172,610
                                                             --------        --------
PROPERTY, PLANT AND EQUIPMENT, AT COST                        212,120         228,942
GOODWILL, NET OF ACCUMULATED AMORTIZATION OF
  $5,050 (1993) AND $3,967 (1992)                              38,231          39,314
TRADEMARKS AND PATENTS, NET OF ACCUMULATED
  AMORTIZATION OF $17,668 (1993) AND $13,997 (1992)            92,024          96,109
DEFERRED CHARGES AND OTHER ASSETS, NET                         29,632          25,868
                                                             --------        --------
                                                             $541,631        $562,843
                                                             ========        ========

                     LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                      $ 11,351        $ 14,941
  Accounts payable                                             40,313          35,643
  Accrued salaries and benefits                                24,678          21,233
  Interest payable                                              3,814           4,647
  Other accrued liabilities                                    10,032           5,643
  Income taxes payable                                          2,367             204
                                                             --------        --------
         Total current liabilities                             92,555          82,311
                                                             --------        --------
LONG-TERM DEBT                                                255,180         303,638
                                                             --------        --------
OTHER LONG-TERM LIABILITIES                                    15,849          26,462
                                                             --------        --------
DEFERRED INCOME TAXES                                          97,685         111,099
                                                             --------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock; $.01 par value; authorized
    2,000 shares; 100 shares outstanding                           --              --
  Preferred stock; $.01 par value; authorized
    1,000 shares; none outstanding                                 --              --
  Capital in excess of par value                              116,879          69,379
  Accumulated deficit                                         (18,747)        (18,235)
  Cumulative translation adjustment                           (17,770)        (11,811)
                                                             --------        --------
         Total stockholder's equity                            80,362          39,333
                                                             --------        --------
                                                             $541,631        $562,843
                                                             ========        ========

        The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FORMICA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                          FOR THE YEARS
                                                        ENDED DECEMBER 31,
                                                        ------------------
                                               1993            1992           1991
                                               ----            ----           ----
Net sales                                    $447,079       $446,217        $421,181
Cost of sales                                 319,873        314,457         293,224
                                             --------       --------        --------
  Gross profit                                127,206        131,760         127,957
Selling expenses                               83,679         79,042          71,493
General and administrative expenses            15,094         15,194          16,843
                                             --------       --------        --------
  Operating income                             28,433         37,524          39,621
Other income, net                               6,993         14,712           3,872
                                             --------       --------        --------
  Income before interest expense,
  income taxes and accounting change           35,426         52,236          43,493
Interest expense                               47,352         52,805          53,114
                                             --------       --------        --------
  Loss before income taxes
  and accounting change                       (11,926)          (569)         (9,621)
Provision (benefit) for income taxes           (8,564)         1,066          (2,492)
                                             --------       --------        --------
  Loss before accounting change                (3,362)        (1,635)         (7,129)
Accounting change - cumulative
  effect to January 1, 1993, of
  accounting for income taxes                  (2,850)            --              --
                                             --------       --------        --------
    Net loss                                 $   (512)      $ (1,635)       $ (7,129)
                                             ========       ========        ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FORMICA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                           Capital in                    Cumulative
                           Common          Preferred       Excess of   Accumulated      Translation
                       --------------    --------------
                       Shares  Amount    Shares  Amount    Par Value     Deficit         Adjustment
                       ------  ------    ------  ------    ---------   -----------       ----------
Balance at
 December 31, 1990       100    $ --       --     $ --      $69,379        $ (9,471)      $ (8,937)
Net loss for the year     --      --       --       --           --          (7,129)            --
Translation adjustment    --      --       --       --           --              --            606
                         ---    -----     ---     ----     --------        --------       --------
Balance at
 December 31, 1991       100      --       --       --       69,379         (16,600)        (8,331)
Net loss for the year     --      -        --       --           --          (1,635)            --
Translation adjustment    --      --       --       --           --              --         (3,480)
                         ---    -----     ---     ----     --------        --------       --------
Balance at
 December 31, 1992       100      --       --       --       69,379         (18,235)       (11,811)
Capital Contribution
 from FM Holdings Inc.    --      --       --       --       47,500              --             --
Net loss for the year     --      --       --       --           --            (512)            --
Translation adjustment    --      --       --       --           --              --         (5,959)
                         ---    -----     ---     ----     --------        --------       --------
Balance at
 December 31, 1992       100    $ --       --     $ --     $116,879        $(18,747)      $(17,770)
                         ===    =====     ===     ====     ========        ========       ========





                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                      FORMICA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                                 ------------
                                                     1993            1992           1991
                                                     ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (512)      $ (1,635)       $ (7,129)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                    24,152         25,253          24,568
    Amortization of Subordinated Discount
      Debentures and deferred
      financing costs                                15,972         12,892          11,704
    Deferred income taxes                            (7,078)            10          (4,289)
    Change in assets and liabilities:
     Accounts receivable, net                       (10,316)          (522)         10,264
     Inventories, net                                 9,888         (9,816)           (395)
     Other current assets                              (692)        (1,341)         (2,243)
     Accounts payable                                 5,989          2,305          (6,091)
     Accrued salaries and benefits                    4,455          5,589            (992)
     Interest payable                                  (757)          (638)         (1,510)
     Other accrued liabilities                        4,867         (4,457)         (3,312)
     Income taxes payable                            (3,884)        (1,117)         (6,229)
     Other long-term liabilities                     (9,423)       (12,242)         11,804
     Other, net                                     (10,567)           862          (1,274)
                                                    -------       --------        --------
         Net cash provided by operating
         activities                                  22,094         15,143          24,876
                                                    -------       --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution from FM Holdings Inc.         47,500             --              --
  Net (payments) borrowings under
    short-term borrowings                            (6,423)         5,749          (2,089)
  Net payments under bank credit agreements         (52,352)        (9,864)        (16,366)
  Other, net                                          1,619         (1,122)            921
                                                    -------       --------        --------
         Net cash used in financing activities       (9,656)        (5,237)        (17,534)
                                                    -------       --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant
   and equipment                                    (10,916)       (10,811)         (8,555)
  Other, net                                             (1)           127              52
                                                    -------       --------        --------
         Net cash used in investing activities      (10,917)       (10,684)         (8,503)
                                                    -------       --------        --------
EXCHANGE RATE EFFECT ON CASH                             58            288            (531)
                                                    -------       --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                          1,579           (490)         (1,692)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                867          1,357           3,049
                                                    -------       --------        --------
CASH AND CASH EQUIVALENTS AT END OF YEAR            $ 2,446       $    867        $  1,357
                                                    =======       ========        ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                      FORMICA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ACQUISITION BY FM ACQUISITION CORPORATION

     In connection with a tender offer which commenced February 10, 1989 (the "tender offer"), FM Acquisition Corporation (FM Acquisition), a wholly-owned subsidiary of FM Holdings Inc. (Holdings), acquired approximately 87.3% of the common stock of Formica Corporation and subsidiaries (the "Company") on May 3, 1989 for $19 per share (the "acquisition"). On September 7, 1989, a merger was approved by the Company's stockholders and on September 11, 1989 (the "merger date"), FM Acquisition was merged with and into the Company. The remaining 12.7% of the Company's common stock was converted into rights to receive $19.00 per share in cash. The investment in the Company represents substantially all of the assets of Holdings.

     The acquisition was accounted for by the Company using the purchase method of accounting. The purchase cost with respect to the shares of the Company attributed to investors who have a continuing interest in Holdings following the acquisition consists of such investor's basis in their shares(i.e., the original cost of their investment in the Company plus their proportionate share of the earnings and losses of the Company since the date such investment was acquired). The purchase cost was finalized during the second quarter of 1990. The total purchase cost of approximately $354 million was allocated first to the assets and liabilities of the Company based on their estimated fair values as determined by valuations and other studies, with the remainder, approximately $43.3 million, allocated to excess of purchase price over net assets acquired (goodwill).

     The funds required for the merger and related transactions were obtained pursuant to several credit agreements, from the issuance of subordinated bridge notes totalling $125 million and from equity financing of approximately $87 million from Holdings. Subsequent to the merger date, certain of the funds received from the issuance of Senior Subordinated Notes ($100 million) and Subordinated Discount Debentures ($45 million) were used to repay the subordinated bridge notes. See Note 4 - Long-term debt for a further discussion of these obligations.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

         The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Earnings per share data are not presented because the Company's common stock is not publicly traded and since the Company is a wholly-owned subsidiary of Holdings.

  Cumulative effect of change in accounting principles

         During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. Under SFAS 109, the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements.

  International operations

         Assets and liabilities of international operations are translated at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reflected as a separate component of stockholders' equity. Substantially all foreign subsidiaries are consolidated on the basis of fiscal years ending on November 30 to facilitate year end closing. Net assets of foreign subsidiaries totalled $13,540,000 and $14,257,000 at December 31, 1993 and 1992, respectively.

  Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all inventories in the United States ($33,431,000 at December 31, 1993 and $38,269,000 at December 31, 1992) and the first-in, first-out (FIFO) method for all other inventories. Had the FIFO method of determining cost been utilized for all inventories, inventory values would have been approximately $1,634,000 and $682,000 higher at December 31, 1993 and 1992, respectively. The tax basis of the LIFO inventories at December 31, 1993 was approximately $16,006,000.


                                         DECEMBER 31,
                                         ------------
                                      1993            1992
                                      ----            ----
                                        (IN THOUSANDS)
Raw materials and supplies            $26,665         $32,371
Work in process                         9,627          10,282
Finished goods                         31,386          37,653
                                      -------         -------
Inventories, net                      $67,678         $80,306
                                      =======         =======

  Property, plant and equipment

         Property, plant and equipment at December 31, 1993 and 1992 was as follows:


                                                          DECEMBER 31,
                                                          ------------
                                                      1993            1992
                                                      ----            ----
Land and improvements                             $ 15,355        $ 15,180
Buildings and improvements                          46,439          48,096
Machinery and equipment                            228,403         227,901
                                                  --------        --------
                                                   290,197         291,177
Less--Accumulated depreciation                     (78,077)        (62,235)
                                                  --------        --------
         Total property, plant and equipment      $212,120        $228,942
                                                  ========        ========

         Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets; generally 25 years for buildings and 12 years for major machinery and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Improvements that significantly extend the useful economic lives of assets are capitalized as well as interest costs incurred in connection with major capital expenditures. Capitalized interest is amortized over the lives of the related assets. Gains or losses on dispositions are included in the consolidated statements of operations. Depreciation expense for the years ended December 31, 1993, 1992 and 1991 was $18,573,000, $19,729,000, and $19,172,000, respectively. Net interest costs of
$561,000, $763,000, and $542,000 were capitalized during 1993, 1992 and 1991, respectively.

  Goodwill

         Goodwill (the excess of the purchase price over net assets acquired) is being amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of the goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. The Company uses estimates of the results of operations of Formica over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

  Trademarks and patents

         As a result of the transaction described in Note 1, trademarks and patents were adjusted to their fair values as of May 4, 1989. Trademarks ($90,000,000) are being amortized on a straight-line basis over 40 years. Patents ($20,400,000) are being amortized on a straight-line basis over periods ranging between 9 and 15 years. The Company continually evaluates the remaining useful lives and the recoverability of trademarks and patents as described above for goodwill.

  Deferred charges and other assets

         Deferred charges and other assets consist principally of deferred financing costs incurred in connection with the merger. These assets are being amortized using the interest method over periods ranging from 8 to 12 years. Accumulated amortization of deferred financing costs was $12,800,000 and $8,900,000 at December 31, 1993 and 1992, respectively.

  Research and development

         Research and development costs are charged to operations as they are incurred. Such costs amounted to $3,291,000, $3,488,000 and $3,604,000, for the years ended December 31, 1993, 1992 and 1991, respectively.

  Other income, net

         Other income, net generally consists primarily of royalty income, interest income and gains and losses on foreign currency transactions. In 1993, other income, net includes $1.9 million relating to the reversal of other long-term liabilities associated with reserves which management believe are no longer needed. In 1992, other income, net consists primarily of $9.1 million relating to a reduction of other long-term liabilities attributable to changes in certain of the Company's postretirement medical benefit plans (See Notes 6 and 10) and $2.0 million relating to the reversal of other long-term liabilities as a result of the release of certain warranties and representations made by the Company in connection with the prior sale of a subsidiary.


  Statements of cash flows

         For purposes of the statements of cash flows, the Company generally considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. During the years ended December 31, 1993, 1992 and 1991, the Company paid interest of $32,880,000, $41,726,000 and
$43,290,000, and income taxes of $1,026,000, $602,000, and $1,111,000, respectively.

(3)  SHORT-TERM BORROWINGS

         Short-term borrowings of Formica consisted of various bank borrowings, overdraft facilities, international discounted receivables and commercial loans. The following information relates to short-term borrowings:

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                                    ------------
                                                        1993            1992           1991
                                                        ----            ----           ----
                                                           (DOLLAR AMOUNTS IN THOUSANDS)
Balance outstanding at end of the year                 $11,351        $14,941         $ 9,766
Average amount outstanding during the year(a)           14,937         14,852          15,998
Maximum amount outstanding during the year(a)           25,715         23,494          28,048
Weighted average interest rate at end of year              8.9%          12.3%           11.3%
Weighted average interest rate during the year(b)         10.5%          12.4%           12.0%

(a)      Based on month-end balances.

(b) Calculated by relating appropriate interest expense to monthly average borrowings.

(4) LONG-TERM DEBT

         Long-term debt of Formica at December 31, 1993 and 1992 consisted of the following:

                                                       1993            1992
                                                       ----            ----
                                                          (IN THOUSANDS)
Bank Credit Agreements--
  U.S. borrowings                                     $ 13,200        $ 19,300
  U.K. borrowings                                       31,116          36,913
  French borrowings                                      3,389          17,504
  Spanish borrowings                                     3,213          35,514
  Canadian borrowings                                   13,220          14,550
  Taiwan borrowings                                      1,404           1,187
                                                      --------        --------
         Total Bank Credit Agreements                   65,542         124,968
                                                      --------        --------
Senior Subordinated Notes                              100,000         100,000
Subordinated Discount Debentures                        85,681          73,647
Other long-term debt, net of current maturities          3,957           5,023
                                                      --------        --------
                                                      $255,180        $303,638
                                                      ========        ========

  Bank Credit Agreements

         In September 1989, Formica executed revolving credit agreements with Canadian Imperial Bank of Commerce (CIBC), as agent, and certain other banks for borrowings in the U.S. and by Formica's Canadian, French, Spanish and U.K. subsidiaries, which agreements have since been amended from time to time (the "CIBC Bank Credit Agreement"). Additionally, Formica's Taiwan subsidiary entered into a revolving credit facility with a local bank to repay existing debt and provide for working capital requirements.

         The U.S. borrowings were made under a credit agreement (the "U.S. Credit Agreement") with CIBC, as agent, and certain other banks. The U.S. Credit Agreement comprises a revolving credit facility of $26.6 million, a working capital facility of $15.0 million to be used for domestic and international working capital purposes and a letter of credit facility for a U.S. dollar equivalent of approximately $34.8 million. The letter of credit facility covers letters of credit denominated in Spanish pesetas (up to Pts 2,893,792,500) and Canadian dollars (up to C$18,670,322) to support, respectively, the Spanish and Canadian subsidiaries' principal borrowings and a portion of the interest imputed thereon.

         The obligations of Formica under the U.S. Credit Agreement are guaranteed by Holdings and certain of the subsidiaries of Formica and are secured by first priority mortgages on real property, liens on other significant assets (including inventory, receivables, machinery and equipment, contract rights and intangibles) and pledges of the capital stock of Formica and a portion of the capital stock of certain of its subsidiaries. Formica's assets are available first and foremost to satisfy the claims of its own creditors.

         The U.S. Credit Agreement expires September 1997 with mandatory commitment reductions under the revolving credit facility which began in 1991. The working capital facility matures in September 1994. The letters of credit issued under the letter of credit facility have stated expiration dates of no more than one year, and are renewable (as long as no default exists) for additional one-year periods with a final expiration in September 1997.

         The U.K. and French borrowings are made under credit facilities with local affiliates of CIBC, as agents, and certain other banks. These credit facilities provide for aggregate borrowings of Pounds Sterling 26,030,000 (approximately $38.8 million) and French Francs 154,500,000 (approximately $26.2 million), respectively, subject to currency exchange provisions. The final maturity of such borrowings is September 1997 with mandatory commitment reductions which began in 1991.

         The obligations under the U.K. and French credit facilities are guaranteed by Formica and certain of its subsidiaries. In addition, such obligations are secured by certain security agreements covering significant assets of the U.K. and French subsidiaries (including real property, machinery and equipment, inventory, receivables and intangibles) and, with respect to the U.K. subsidiary, by the pledge of the capital stock of its subsidiaries.

         The Canadian and Spanish borrowings are made under revolving credit arrangements with local banks. Such borrowings are supported by the letter of credit facility referred to above covering up to C$17,500,000 (approximately $13.2 million) and Pts 2,700,000,000 (approximately $19.3 million) in principal, respectively. The final maturity of such borrowings is September 1997 with mandatory commitment reductions which began in 1991.

         The U.S. Credit Agreement contains covenants, the most restrictive of which significantly limit Formica's ability to borrow additional funds, acquire or dispose of certain operating assets, redeem its stock and repay its senior subordinated notes and subordinated discount debentures prior to maturity. Formica is also prohibited from making loans, paying dividends and otherwise making distributions to Holdings, except under certain limited circumstances. Additionally, Formica must maintain minimum levels of working capital and earnings before interest expense, income taxes, depreciation expense and amortization expense. Also Formica must maintain minimum interest coverage ratios and cannot exceed certain maximum leverage ratios. Certain of the minimum levels and ratios become more restrictive in each succeeding year of the agreement.

         Agreements covering the U.K., French, Spanish and Canadian loan facilities provide for events of default consistent with the events of default as defined in the U.S. Credit Agreement. The CIBC Bank Credit Agreement carry cross default language should an event of default occur under any of the CIBC Bank Credit Agreement.

         Under the terms of the CIBC Bank Credit Agreement, the commitments have been reduced commencing with the second anniversary of the merger date. Further reductions are as follows (expressed in U.S. dollars using December 31, 1993 exchange rates): 1994-- $18.3 million; 1995--$13.4 million; 1996--$19.4 million; 1997--remainder. Additionally, the Working Capital Facility of $15.0 million, which is part of the CIBC Credit Agreement, matures in September 1994. Borrowings under the CIBC Bank Credit Agreement would have to be repaid only to the extent that outstanding local borrowings exceed the commitment level in effect after the aforementioned reductions.

         In November 1989, Formica's Taiwan subsidiary entered into a loan agreement with a local bank which permits local currency borrowings of up to NT$150,000,000 (approximately $5.6 million) at variable interest rates quoted by the bank. This loan agreement was renewed as of November 30, 1993 and now includes a separate short-term line of credit facility. At December 31, 1993, such borrowings bore interest at 6.7%. The loan agreement has a maturity of one year and may be extended for successive twelve-month periods at the option of the bank. Formica expects to renew this facility on an annual basis as of November 30, of each succeeding year. The loan is collateralized by a first priority mortgage on all of the borrower's real property. The borrower also undertakes not to encumber any of its other assets unless the benefit of such security is also extended to the bank. If Formica fails to maintain beneficial ownership in its Taiwan subsidiary, the bank will be entitled to terminate the commitment and accelerate the maturity of any outstanding borrowings. This loan agreement is unrelated to the CIBC Bank Credit Agreement.

         The CIBC Bank Credit Agreement bear interest, at the option of Formica, at one of several variable rates. Borrowings under the CIBC Bank Credit Agreement and the Taiwan revolving credit facility bear interest at floating rates which in 1993 averaged approximately 11.8%. Formica has interest rate swap agreements outstanding at December 31, 1993 on approximately $18.6 million of these borrowings at an average interest rate of approximately 11.9%. The average interest rate of borrowings under the CIBC Bank Credit Agreement and the Taiwan revolving credit facility for 1993, after taking into consideration the adverse impact of the interest rate swap agreements, approximated 12.7%. The estimated cost to cancel the interest rate swap agreements at December 31, 1993 was $1.2 million, taking into account current interest rates.

         As of December 31, 1993, utilizing foreign currency exchange rates in effect at that time, Formica had approximately $69.6 million of available and unused principal borrowing commitments for both revolving credit and working capital purposes over and above the $75.0 million of outstanding borrowings under both the CIBC Bank Credit Agreement and the Taiwan revolving credit facility. Commitment fees of 1/2% are paid on the unused lines of credit under the CIBC Bank Credit Agreement. Considering Formica's right to repay the loans under the CIBC Bank Credit Agreement and the Taiwan revolving credit facility without penalty and the floating interest rates, Formica believes the carrying amounts approximate fair value at December 31, 1993.

  Senior Subordinated Notes

         In October 1989, Formica sold $100 million principal amount of Senior Subordinated Notes pursuant to an Indenture dated September 15, 1989 (the "Notes"). Such Notes bear interest at 14% per annum, payable semi-annually, and mature on October 1, 1999. A sinking fund payment of $40 million is required to be made on October 1, 1998. The Notes are not redeemable prior to October 1, 1994, except under limited circumstances. However, in the event of a change of control, as defined in the Indenture, holders of the Notes will have the right to require Formica to repurchase the Notes at 101% of their principal amount. The estimated fair value of the Notes at December 31, 1993 was $107.0 million based on quoted market prices. This estimated fair value does not represent Formica's actual obligation to the holders of the Notes as of December 31, 1993.

  Subordinated Discount Debentures

         In October 1989, Formica issued $95.9 million principal amount of Subordinated Discount Debentures pursuant to an Indenture dated September 15, 1989 (the "Discount Debentures"). The Discount Debentures were issued at 46.918% ($45 million) of their principal amount and bear interest at 15 3/4% per annum. No interest is payable until October 1, 1994 and thereafter interest is payable semi-annually. The Discount Debentures mature on October 1, 2001, however, a sinking fund payment of $38.4 million is required to be made on October 1, 2000.

The Discount Debentures may be redeemed under certain circumstances, but only after the Notes have been redeemed in full. In the event of a change of control, as defined in the Indenture, holders of the Discount Debentures will have the right to require Formica to repurchase the Discount Debentures at 101% of their accreted value. The accreted value of the Discount Debentures at December 31, 1993 was $85.7 million. The estimated fair value of the Discount Debentures was $94.0 million at December 31, 1993 based on quoted market prices. The estimated fair value does not represent Formica's actual obligation to the holders of the Discount Debentures as of December 31, 1993.

         The Notes and Discount Debentures are subordinated in right of payment to all debt outstanding under the CIBC Bank Credit Agreement, (including, in the case of the Discount Debentures, the Notes) as defined in the respective Indentures. The Indentures for the Notes and Discount Debentures contain covenants which, among other things, limit the incurrence of additional indebtedness, restrict the payment of dividends and the making of other distributions and of certain loans and investments by Formica and its subsidiaries, limit asset sales, limit the ability of Formica and its subsidiaries to create liens, limit the ability of Formica to enter into certain transactions with affiliates and limit the ability of Formica to merge or consolidate or to transfer substantially all of its assets.

  Other long-term debt

         Other long-term debt consists principally of certain international subsidiaries' direct borrowings. Interest on these borrowings is calculated at adjusted local market rates ranging from 7.0% to 11.0%. Other long-term debt matures in the next five years as follows (in thousands): 1995--$954; 1996--$771; 1997--$636; 1998--$583; and thereafter--$1,013.


(5)  STOCKHOLDERS' EQUITY

         On September 27, 1993, Holdings consummated a private placement of $50 million of 13 1/8% Accrual Debentures due September 15, 2005. Interest on the Accrual Debentures will accrue and compound on a semi-annual basis and will be payable in cash on September 15, 1998 in an aggregate amount of approximately $44 million. Thereafter, interest will be payable on March 15 and September 15 of each year. Using funds received from the closing of the private placement, Holdings made a capital contribution of $47.5 million to Formica in 1993. The $47.5 million capital contribution was then used by Formica to pay down debt outstanding under its bank credit agreements. After the private placement was completed, Holdings filed a registration statement with the SEC, and upon the registration statement being declared effective, Holdings exchanged the privately placed Accrual Debentures for identical publicly registered Debentures.

(6)  BENEFIT PLANS

         Formica has established pension plans covering substantially all United States and Canadian employees and certain employees in other countries. Benefits payable under the plans are reduced by any amounts received by the participants from Formica's former parent corporation.

         The aggregate amount of net periodic pension cost for the principal defined benefit retirement plans is presented below:

                                          NET PERIODIC PENSION COST
                                          -------------------------
                                       U.S.        FOREIGN        TOTAL
                                       ----        -------        -----
                                                (IN THOUSANDS)
FOR THE YEAR ENDED
DECEMBER 31, 1993
- -----------------
Service cost                         $   769       $ 1,252       $ 2,021
Interest cost                          1,748         3,224         4,972
Actual return on assets               (1,600)       (8,542)      (10,142)
Net amortization and deferral           (518)        4,525         4,007
                                     -------       -------       -------
         Total                       $   399       $   459       $   858
                                     =======       =======       =======

FOR THE YEAR ENDED
DECEMBER 31, 1992
- -----------------
Service cost                         $   779       $ 1,691       $ 2,470
Interest cost                          1,575         3,611         5,186
Actual return on assets               (1,932)       (7,225)       (9,157)
Net amortization and deferral            (31)        2,328         2,297
                                     -------       -------       -------
         Total                       $   391       $   405       $   796
                                     =======       =======       =======

FOR THE YEAR ENDED
DECEMBER 31, 1991
- -----------------
Service cost                         $   790       $ 1,861       $ 2,651
Interest cost                          1,548         3,481         5,029
Actual return on assets               (2,947)       (5,440)       (8,387)
Net amortization and deferral          1,601         1,003         2,604
                                     -------       -------       -------
         Total                       $   992       $   905       $ 1,897
                                     =======       =======       =======

         The following table sets forth the funded status and amounts reflected in the accompanying balance sheets for the benefit plans:

                                                    DECEMBER 31, 1993                 DECEMBER 31, 1992
                                                    -----------------                 -----------------
                                                ASSETS          ACCUMULATED         ASSETS       ACCUMULATED
                                                EXCEED            BENEFITS          EXCEED         BENEFITS
                                              ACCUMULATED          EXCEED         ACCUMULATED       EXCEED
                                               BENEFITS            ASSETS          BENEFITS         ASSETS
                                               --------            ------          --------         ------
                                                                       (IN THOUSANDS)
Benefit obligations:
 Accumulated benefit
  obligation
 Vested                                         $(22,402)         $(21,932)         $(34,313)      $  (501)
 Nonvested                                          (401)          (10,396)           (2,759)       (4,768)
                                                --------           -------          --------       -------
    Total                                       $(22,803)         $(32,328)         $(37,072)      $(5,269)
                                                ========          ========          ========       =======

Projected benefit obligation                    $(30,101)         $(38,734)         $(45,321)      $(8,965)
Market value of plan assets                       43,459            18,874            54,488            --
                                                --------          --------          --------       -------
Overfunded (underfunded)
  projected benefit
  obligation                                      13,358           (19,860)            9,167        (8,965)
Unrecognized (gain) loss                          (2,147)            5,263            (3,369)         (463)
Unrecognized net transition
  liability                                          (10)               --               (12)           --
Unrecognized prior service
  cost                                            (1,635)             (303)           (2,226)           --
                                                --------          --------          --------       -------
    Pension asset (liability)                   $  9,566          $(14,900)         $  3,560       $(9,428)
                                                ========          ========          ========       =======

         The pension asset is included in deferred charges and other assets and the pension liability is included in other long-term liabilities and accrued salaries and benefits in the consolidated balance sheets.

         The projected benefit obligations at December 31, 1993 and 1992 were determined using an average assumed discount rate of approximately 7.8% and 9.4%, respectively, and an assumed average rate of increase in future compensation levels of approximately 4.8% and 5.8%, respectively. The average expected long-term rate of return on assets for 1993 and 1992 was approximately 9.6% and 10.1%, respectively.

         In addition to pension benefits, Formica provides certain health care benefits to its domestic retirees on a shared-cost basis. Eligible employees receive postretirement benefits comparable to those received while working for Formica. Formica may terminate, amend or change the plan periodically. Substantially all of the current domestic retirees receive coverage from Formica's former parent corporation's health care benefit plan.

         As a result of changes to certain of Formica's postretirement medical benefit plans, Formica's estimated accumulated postretirement benefit obligation decreased by $9.1 million at December 31, 1992. This adjustment of Formica's estimated obligation was recorded as other income in the Company's Consolidated Statement of Operations for the year ended December 31, 1992. The income tax provision associated with the increase in other income was $3.5 million and the resulting decrease in the net loss was $5.6 million.

         In the first quarter of 1993, Formica adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106). This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service of the employee. There was no effect on the 1993 financial statements as a result of adopting SFAS 106. In accordance with the provisions of this statement, postretirement benefit information for prior years has not been restated. Such expense was immaterial in each year.

         The Net Periodic Postretirement Benefit Cost (NPPBC) is the amount to be expensed for any given year. The NPPBC for 1993 was approximately $269,000. The pro-forma effect of this change on years prior to 1993 was not determinable. Prior to 1993, Formica recognized expense in the year the benefits were paid.

         Included in other long-term liabilities in the December 31, 1993 and 1992 consolidated balance sheet are approximately $2.2 million and $1.9 million, respectively, representing the accumulated postretirement benefit obligation ("APBO") related to these other postretirement health care benefits.

         The NPPBC for the year ended December 31, 1993 includes the following components (in thousands):

Service cost--benefits attributed to employee
 service during the year                                $ 108
Interest cost on APBO                                     161
                                                        -----
NPPBC                                                   $ 269
                                                        =====

         The discount rate used in determining the APBO and the assumed average rate of increase in future compensation levels was 7.0% and 5.0%, respectively, at December 31, 1993. The assumed trend rate used in projecting health care costs was 15% in 1993, declining by 1% per year to an ultimate level of 6% per year in 2002. However, the impact of these projected health care costs on the APBO was limited by the current plans' provisions. Accordingly, a 1% increase in the health care cost trend rate assumptions would have no impact on the APBO at December 31, 1993 or the service cost and interest cost components of the NPPBC for 1993.

(7)  COMMITMENTS AND CONTINGENCIES

         Formica rents office and warehouse space, transportation equipment and certain other items under noncancellable operating leases. Certain of these leases include additional charges based on inflation and increases in real estate taxes. Rent expense for the years ended December 31, 1993, 1992 and 1991 was $8,568,000, $7,617,000 and $8,819,000, respectively. Minimum commitments under these leases are $6,296,000 in 1994; $4,314,000 in 1995; $2,805,000 in 1996; $2,125,000 in 1997; $1,085,000 in 1998 and $548,000
thereafter. The Company also leases certain plant and equipment pursuant to agreements accounted for as capital leases. Minimum rental commitments and amounts capitalized under these agreements are not significant.

         In the ordinary course of business, Formica is the subject of or party to various pending or threatened litigation and claims. Formica is also involved in various environmental matters in which the Environmental Protection Agency or other third parties have claimed that Formica may be partially responsible for certain costs related to the clean up of waste disposal sites. While it is not possible to predict with certainty the outcome of any of these matters, management believes that the ultimate result of such actions or claims individually or in the aggregate, will not have a material adverse effect on the consolidated financial statements of the Company.

(8)  INCOME TAXES

         The (benefit) provision for income taxes consists of the following components:


                                                  FOR THE YEARS ENDED
                                                      DECEMBER 31,
                                                      ------------
                                            1993          1992          1991
                                            ----          ----          ----
                                                     (IN THOUSANDS)
Current:
  United States                             $(420)       $   --       $(1,399)
  Foreign                                    (790)        1,003         2,806
  State                                      (276)           53           390
                                          -------        ------       -------
                                           (1,486)        1,056         1,797
                                          -------        ------       -------
Deferred:
  United States                            (6,155)         (603)          527
  Foreign                                    (923)          613        (4,816)
                                          -------        ------       -------
                                           (7,078)           10        (4,289)
                                          -------        ------       -------
                                          $(8,564)       $1,066       $(2,492)
                                          =======        ======       =======

         United States and foreign operations contributed to loss before income taxes as follows:

                                                   FOR THE YEARS ENDED
                                                       DECEMBER 31,
                                                       ------------
                                             1993          1992          1991
                                             ----          ----          ----
                                                      (IN THOUSANDS)
United States                             $(11,244)      $(1,737)     $(13,340)
Foreign                                       (682)        1,168         3,719
                                          --------       -------      --------
Loss before income taxes                  $(11,926)      $  (569)     $ (9,621)
                                          ========       =======      ========


Deferred tax liabilities (assets) are comprised of the following at December 31, 1993:





Differences in the tax basis and the book
  basis of -
         Property, plant and equipment               $ 56,005
         Trademarks and patents                        35,453
         Inventories                                    5,631
Undistributed earnings of subsidiaries                  4,030
Other (no item exceeds 5% of net deferred
  tax liability)                                       19,479
                                                     --------
         Gross deferred tax liabilities               120,598
                                                     --------
Loss carryforwards and carrybacks                      (9,904)
Tax credit carryforwards  (6,542)
Other (no item exceeds 5% of net deferred
  tax liability)                                      (15,903)
                                                     --------
         Gross deferred tax assets                    (32,349)
                                                     --------
Deferred tax assets valuation allowance                 7,519
                                                     --------
         Net deferred tax liability                  $ 95,768
                                                     ========

         The principal items giving rise to deferred taxes in 1992 and 1991 are as follows:




                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                             ------------
                                                          1992          1991
                                                          ----          ----
                                                            (IN THOUSANDS)
Book in excess of tax depreciation                      $(1,641)      $(2,599)
Provisions for inventory reserves                        (1,467)          763
Amortization of trademarks and patents                   (1,100)       (1,321)
Differences between book and tax deductions for
  accruals                                                4,004          (590)
Impact of enacted changes in foreign tax rates              (75)         (520)
Other, net                                                  289           (22)
                                                        -------       -------
                                                        $    10       $(4,289)
                                                        =======       =======

         The difference between the U.S. statutory tax rate and the Company's effective tax rate was due to the following:

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                                    ------------
                                                          1993          1992          1991
                                                        PERCENT       PERCENT      PERCENT
                                                        -------       -------      -------
U.S. statutory tax rate   (35)%                            (34)%         (34)%
State tax, net of Federal tax                               --             9             3
Expenses not deductible for tax purposes                     5            98             5
Impact of foreign deemed dividends                          19           299            22
Impact of foreign tax rates and
  foreign tax audits      (13)                            (185)          (30)
Impact of enacted changes in tax rates                      13           (13)           (5)
Impact of operating loss carryback                         (10)           --            --
Reversal of deferred taxes
  no longer needed        (41)                              --            --
Alternative minimum tax adjustment                          --            --             2
Other, net                                                 (10)           13            11
                                                          ----          ----          ----
Effective tax rate                                          (72)%        187%          (26)%
                                                           ====         ====          ====


         The net change in the valuation allowance for deferred tax assets was an increase of $2,839,000 which is exclusive of foreign exchange effects. The Company increased its U.S. Federal deferred income tax liability in 1993 by approximately $1,566,000 as a result of legislation enacted during 1993, increasing the corporate income tax rate from 34% to 35% commencing January 1, 1993.

         The Company has provided foreign withholding and U.S. Federal income taxes on the cumulative unremitted earnings of certain consolidated international subsidiaries and joint ventures. The Company has not provided for certain income taxes on the undistributed earnings of one of its international subsidiaries, as it is the Company's intention to permanently reinvest such earnings, which amount to $22,303,000 at December 31, 1993. At December 31, 1993, the Company had foreign tax credit carryforwards available of $6,377,360 which expire in 1994 ($4,192,646); 1997 ($1,184,714); and 1998
($1,000,000). At December 31, 1993, the Company had for Federal income tax purposes net operating loss carryforwards available of $12,008,956 expiring as follows: 2006-- $10,809,725 and 2008--$1,199,231.

         In February 1992, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 109 ("SFAS 109") on accounting for income taxes. This statement supersedes SFAS 96, Accounting for Income Taxes. The Company adopted the accounting and disclosure rules prescribed by SFAS 109 as of January 1, 1993. The adjustments to the January 1, 1993 balance sheet to adopt SFAS 109 netted to $2,850,000. This amount is reflected in the 1993 net loss as the cumulative effect of a change in accounting principle.

(9) SEGMENT AND GEOGRAPHIC DATA

         Formica is engaged in one line of business--the design, manufacture and distribution of decorative laminates and other surfacing products. Information about the business of Formica by geographic area is presented in the table below:

                                                           FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                               ------------
                                                     1993          1992          1991
                                                     ----          ----          ----
                                                              (IN THOUSANDS)
Revenues
  United States                                   $252,455      $233,793      $203,589
  International                                    248,003       274,123       260,165
  Eliminations                                     (53,379)      (61,699)      (42,573)
                                                  --------      --------      --------
                                                  $447,079      $446,217      $421,181
                                                  ========      ========      ========
Operating income(a)
  United States(b)                                 $10,525      $  9,177      $  8,219
  International                                     17,908        28,347        31,402
                                                  --------      --------      --------
                                                  $ 28,433      $ 37,524      $ 39,621
                                                  ========      ========      ========
Capital expenditures
  United States                                     $7,837      $  4,302      $  4,054
  International                                      3,079         6,509         4,501
                                                  --------      --------      --------
                                                  $ 10,916      $ 10,811      $  8,555
                                                  ========      ========      ========
Depreciation and amortization(a)
  United States                                    $15,313      $ 14,859      $ 14,639
  International                                      8,839        10,394         9,929
                                                  --------      --------      --------
                                                  $ 24,152      $ 25,253      $ 24,568
                                                  ========      ========      ========
Assets (at period end)
  United States                                   $317,141      $324,491      $330,745
  International                                    224,490       238,352       259,034
                                                  --------      --------      --------
                                                  $541,631      $562,843      $589,779
                                                  ========      ========      ========

(a) Includes additional depreciation and amortization expense of $8,248,000, $8,665,000 and $8,667,000 for the years ended December 31,
         1993, 1992 and 1991, respectively, relating to the revaluation of certain assets in connection with the acquisition.

(b) Includes unallocated corporate and research expenses of $6,693,000, in 1993, $6,101,000 in 1992, and $6,503,000 in 1991.

         Geographic data concerning international operations are as follows:

                                                             PACIFIC
                                                EUROPE        BASIN         OTHER
                                                ------        -----         -----
Revenues:
  1993                                             65%           19%           16%
  1992                                             71            15            14
  1991                                             74            11            15
Operating Income:
  1993                                             58%           35%            7%
  1992                                             75            19             6
  1991                                             81            13             6
Identifiable Assets:
  1993                                             73%           13%           14%
  1992                                             76            10            14
  1991                                             78             8            14

         Export sales are not a significant part of the Company's domestic operations. Transfers between areas are valued at cost plus markup, which approximates fair market value.

(10)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (IN THOUSANDS)

                                                              1993
                                                       THREE MONTHS ENDED
                              MARCH 31(A)            JUNE 30       SEPT. 30(B)         DEC. 31(C)
                              -----------            -------       -----------         ----------
Net sales                        $103,183            $112,490         $109,499           $121,907
Gross profit                       29,432              32,820           29,510             35,444
Net income (loss)                     117              (2,035)          (3,392)             4,798



                                                              1992
                                                       THREE MONTHS ENDED
                              MARCH 31(D)           JUNE 30(E)       SEPT. 30            DEC. 31
                              -----------           ----------       --------            -------
Net sales                        $104,214            $114,621         $111,699           $115,683
Gross profit                       28,894              33,505           31,870             37,491
Net income (loss)                  (3,335)              3,199           (1,885)               386

(a) The results of operations for the three months ended March 31, 1993 included $2.85 million reflected as the cumulative effect of a change in accounting principle, relating to the adoption of SFAS 109.

(b) The results of operations for the three months ended September 30, 1993 included $1.9 million relating to the reversal of other long-term liabilities associated with reserves which management believed were no longer needed.

(c) The results of operations for the three months ended December 31, 1993 included $2.9 million income tax benefit related to the reversal of certain deferred taxes which the Company believes are no longer needed.

(d) The results of operations for the three months ended March 31, 1992 included $2.8 million relating to a reduction of other long-term liabilities attributable to changes in certain of the Company's postretirement medical benefit plans.

(e) The results of operations for the three-month period ended June 30, 1992 included $6.3 million relating to a reduction of other long-term liabilities attributable to changes in certain of the Company's postretirement medical benefit plans and $2.0 million relating to the reversal of other long-term liabilities as a result of the release of certain warranties and representations made by Formica in connection with the prior sale of a subsidiary.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         There were no reports on Form 8-K reporting a change of accountants or disagreement on any matter of financial statement disclosure filed within the twenty-four months prior to the date of the most recent financial statements.

                                 PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table provides certain information about each of the current directors and executive officers of Formica. All directors hold office until the next annual meeting of stockholders of Formica, and until their successors are duly elected and qualified. All executive officers are elected by and serve at the discretion of the Boards of Directors of Formica. None of the executive officers of Formica is related by blood, marriage or adoption to any other executive officer or director of Formica.


                                                              Present Principal Occupation
                                                                or Employment, Five Year
                                                                 Employment History and
        Name                      Age                              Other Directorships
Vincent P.  Langone . . . . .      51    Chairman of the Board, President and Chief Executive Officer of Formica since September
                                         1989.  From February 1988 to September 1989, President and Chief Executive Officer of
                                         Formica.  From May 1985 to February 1988, President and Chief Operating Officer of Formica.
                                         Director of United Jersey Bank.

Charles P.  Durkin, Jr. . . .      55    Director of Formica since May 1989.  Managing Director of Dillon, Read & Co. Inc. ("Dillon
                                         Read") since December 1974.  Director of HiLo Automotive, Inc.  and Viking Office Products,
                                         Inc.

Ilan Kaufthal . . . . . . . .      46    Director of Formica since September 1985.  Managing Director of Wertheim Schroder & Co.
                                         Incorporated since February 1987.  Director of Cambrex Corporation, Image Business Systems,
                                         Inc., United Retail Group, Inc.  and Rexene Corporation.

Wayne B.  Lyon  . . . . . . .      61    Director of Formica since May 1989.  President and Chief Operating Officer since June 1985 and Director since May 1988 of Masco Corporation. Director of Payless Cashways, Inc. and
                                         Comerica Inc.

Peter J.  Pirsch  . . . . . .      57    Director of Formica since May 1989.  Group President of Masco Corporation since July 1985.

Bret E.  Russell  . . . . . .      39    Director of Formica since May 1989.  Senior Vice President of Dillon Read since January
                                         1990.  Prior thereto, Vice President of Dillon Read.

David Schneider . . . . . . .      44    Vice President and Chief Financial Officer of Formica since May 1989.  Controller of
                                         Formica from March 1987 to May 1989.

Charles A.  Brooks  . . . . .      46    General Counsel and Secretary of Formica since October 1985.

Robert G.  Kraus  . . . . . .      51    Treasurer of Formica since December 1986.

Peter Marshall  . . . . . . .      58    Vice President of Operations Europe of Formica since December 1992.  From November 1990 to
                                         December 1992, Vice President North America Operations of Formica.  Prior thereto from
                                         February 1988, Vice President U.S.  Operations of Formica.

Dennis Mahony . . . . . . . .      53    Vice President of Operations North America of Formica since December 1992.  Prior thereto,
                                         Mr. Mahony held a number of positions with Formica, including Vice President U.S.
                                         Operations, Director of Operations, General Manager and Materials Director.

ITEM 11  EXECUTIVE COMPENSATION

         The following table discloses compensation received by the Chief Executive Officer and the four remaining most highly paid executive officers of Formica for the three fiscal years ended December 31, 1993.

                           SUMMARY COMPENSATION TABLE



                                                                             Long-Term
                            Annual Compensation                         Compensation Awards
                            -------------------         Other           -------------------
                                                        Annual    Restricted                       All Other
    Name and                                  Bonus     Compen-      Stock             Payouts   Compensation
Principal Position       Year    Salary($)   ($)(1)  sation($)(2) Award(s)($) Options    ($)       ($)(3)(4)
- ------------------       ----    ---------   ------  ------------ ----------- -------    ---       ---------
Vincent P.  Langone . .  1993     342,000    230,000    10,921        --        --        --       14,866
Chairman of the Board,   1992     328,000    260,000    13,730        --        --        --       15,009
President and Chief      1991     316,000    220,000         *        --        --        --            *
Executive Officer of
Formica

David Schneider . . . .  1993     175,000    100,000        --        --        --        --        5,834
Vice President and       1992     160,000    115,000        --        --        --        --        5,572
Chief Financial          1991     153,333     95,000         *        --        --        --            *
Officer of Formica

Peter Marshall  . . . .  1993     175,000     55,000    17,217        --        --        --        1,573
Vice President of        1992     166,500     60,000     2,200        --        --        --      327,692
Operations Europe        1991     164,528     40,000         *        --        --        --            *
of Formica

Dennis Mahony(5)  . . .  1993     140,000     40,000                  --        --        --        6,361
Vice President           1992          --         --        --        --        --        --           --
of Operations            1991          --         --        --        --        --        --           --
North America
of Formica

Charles A.  Brooks  . .  1993     131,600     35,000        --        --        --        --        4,793
General Counsel and      1992     126,500     40,000        --        --        --        --        4,612
Secretary of Formica     1991     122,167     36,000         *        --        --        --            *
- ---------------

         (1) Bonus amounts were accrued for the year indicated and paid in the subsequent year.

         (2) The amounts shown in this column reflect payments of $6,771 and $8,045 covering the personal use of a Company vehicle for fiscal years 1993 and 1992, respectively, and $4,150 and $5,685 for certain legal and tax preparation fees for fiscal years 1993 and 1992, respectively, for Mr. Langone. The amounts shown in this column reflect payment of $15,017 covering the personal use of a Company vehicle for the fiscal year 1993, and $2,200 for fiscal years 1993 and 1992 for tax preparation fees for Mr. Marshall.

         (3)     The amounts shown in this column include the following:

                 (a) Payment by the Company of a premium of $1,576 for fiscal year 1993 and $1,368 for fiscal year 1992 for term life insurance; Company paid split dollar life insurance consisting of $1,378 for fiscal year 1993 and $1,325 for fiscal year 1992 for term life and an estimated benefit to the executive of $5,160 for fiscal year 1993 and $5,339 for fiscal year 1992; $3,214 for fiscal year 1993 and $3,544 for fiscal year 1992 as the Company's matching contribution to the Employee Savings Plan; and $3,538 for fiscal year 1993 and $3,433 for fiscal year 1992 as the Company's contribution to the Profit Sharing account for Mr. Langone.

                 (b) Company paid split dollar life insurance consisting of $135 for fiscal year 1993 and $176 for fiscal year 1992 for term life and an estimated benefit to the executive of $509 for fiscal year 1993 and $596 for fiscal year 1992; $2,565 for fiscal year 1993 and $2,400 for fiscal year 1992 as the Company's matching contribution to the Employee Savings Plan; and $2,625 for fiscal year 1993 and $2,400 for fiscal year 1992 as the Company's contribution to the Profit Sharing account for Mr. Schneider.

                 (c) Company paid split dollar life insurance consisting of $431 for fiscal year 1993 and $445 for fiscal year 1992 for term life and an estimated benefit to the executive of $1,142 for fiscal year 1993 and $1,173 for fiscal year 1992; and $326,074 of compensation for fiscal year 1992 realized by the exercise of stock options in Holdings for Mr. Marshall. Mr. Marshall realized compensation as disclosed for 1992 by the exercise of his stock options when Holdings elected to repurchase his stock under the terms of the Holdings Subscription and Stockholders Agreement.

                 (d) Company paid split dollar life insurance consisting of $280 for fiscal year 1993 for term life and an estimated benefit to the executive of $1,881 for fiscal year 1993; $2,100 for fiscal year 1993 as the Company's matching contribution to the Employee Savings Plan; and $2,100 for fiscal year 1993 as the Company's contribution to the Profit Sharing account for Mr. Mahony.

                 (e) Company paid split dollar life insurance consisting of $99 for fiscal year 1993 and $141 for fiscal year 1992 for term life and an estimated benefit to the executive of $746 for fiscal year 1993 and $677 for fiscal year 1992; $1,974 for fiscal year 1993 and $1,897 for fiscal year 1992 as the Company's matching contribution to the Employee Savings Plan; and $1,974 for fiscal year 1993 and $1,897 for fiscal year 1992 as the Company's contribution to the Profit Sharing account for Mr. Brooks.

         (4) Amounts shown in this column include payments made under the Formica Employee Savings Plan and Profit Sharing Plan in which all U.S. salaried employees participate.

         (5) Mr. Mahony was not part of the highly compensated executive officer group for years 1992 and 1991, and accordingly, no disclosure is required for these years.

         * Under the Securities and Exchange Commission's transition rules, no disclosure is required.


         The following table provides information concerning options granted to the named executive officers pursuant to the 1990 Holdings Stock Option Plan.

                      OPTION GRANTS IN FISCAL YEAR 1993(1)

                                               Percentage of
                                               Total Options                                         Grant
                             Number of         Granted to           Exercise or                      Date
                             Options           Employees in         Base Price       Expiration      Present
Names                        Granted           Fiscal Year          Per Share           Date         Value$(2)
                             -------          -----------           ---------         --------       ------
Vincent P. Langone           31,352             54.0                  $0.10            3/10/03       --
David Schneider               2,940              5.1                  $0.10            3/10/03       --
Peter Marshall                  418              0.1                  $0.10            3/10/03       --
Dennis Mahony                 4,000              6.9                  $0.10            3/10/03       --
Charles A. Brooks             1,304              2.2                  $0.10            3/10/03       --

(1) The options reflected in this table represent shares of Series A Common Stock of Holdings. All of the outstanding shares of the capital stock of Formica are owned by Holdings.

(2) The capital stock of Holdings is not publicly traded, and accordingly, the fair market value of Holdings' Series A Common Stock cannot be readily determined. Under the terms of the 1990 Holdings Stock Option Plan and the Subscription and Stockholders Agreement entered into by each of the named executives, if the named executive's employment with the Company is terminated for any reason, Holdings, at its sole option, may purchase the stock issuable upon the exercise of the option at an agreed upon formula. Assuming each of the named executive's employment with the Company was terminated at 1993 year end and further assuming Holdings elected to purchase the Series A Common Stock issuable upon the exercise of such executive's stock options in accordance with the provisions of the Subscription and Stockholders Agreement, the present value of each executive's stock options would have been equal to his exercise price as follows: Mr. Langone, $3,135; Mr. Schneider, $294; Mr. Marshall, $42; Mr. Mahony, $400; and Mr. Brooks, $130.


         The following table provides information on option exercises in fiscal year 1993 by the named executive officers and the value of such officers' unexercised options at December 31, 1993.


                                    Aggregate Option Exercises in 1993 Fiscal Year                 Value of
                                      and 1993 Fiscal Year End Option Values (1)                 Unexercised
                                      ------------------------------------------                 In-the-Money
                                 Number of                         Number of Unexercised          Options at
                              Shares Acquired          Value         Options at FY-End            FY-End ($)
      Name                      on Exercise        Realized ($)         Exercisable            Exercisable (2)
                                -----------        ------------         -----------            ---------------
Vincent P.  Langone . .               --                --         31,352 Series A Common             --

David Schneider(3)  . .     15,610 Series A Common      --        20,140 Series A Preferred           --
                                                                    4,028 Series B Common

Peter Marshall  . . . .               --                --         5,000 Series A Preferred           --
                                                                      1,000 Series B Common
                                                                      2,578 Series A Common

Dennis Mahony . . . . .               --                --         9,360 Series A Preferred           --
                                                                      1,872 Series B Common
                                                                      8,042 Series A Common


Charles A.  Brooks  . .               --                --        15,595 Series A Preferred           --
                                                                      3,119 Series B Common
                                                                      8,040 Series A Common

_______________

         (1) The options reflected in this table represent shares in Holdings. All of the outstanding shares of the capital stock of Formica are owned by Holdings.

         (2) The capital stock of Holdings is not publicly traded, and accordingly, the fair market value of Holdings' stock cannot be readily determined. Each of the named executives who held options to purchase Holdings stock at year end have entered into a Subscription and Stockholders Agreement, which among other things, contains a formula for the purchase by Holdings of the stock, at the sole option of Holdings, in the event the executive's employment with the Company is terminated for any reason. Assuming each of the named executive's employment with the Company was terminated at 1993 year end and further assuming Holdings elected to purchase the stock issuable upon the exercise of such executive's stock options in accordance with the provisions of the Subscription and Stockholders Agreement, the value of each executive's stock options would have been as follows: Mr. Langone, $3,135; Mr. Schneider, $305,318; Mr. Marshall, $73,842; Mr. Mahony, $138,554; and
                 Mr.  Brooks, $230,314.

         (3) The capital stock of Holdings is not publicly traded, and accordingly, the present value of Holdings' Series A Common Stock cannot be readily determined. Under the terms of the 1990 Holdings Stock Option Plan and the Subscription and Stockholders Agreement entered into by each of the named executives, if Mr. Schneider's employment with the Company is terminated for any reason, Holdings, at its sole option, may purchase the stock issuable upon the exercise of the options at an agreed upon formula. Assuming Mr. Schneider's employment with the Company was terminated at 1993 year end and further assuming Holdings elected to purchase the Series A Common Stock issued upon the exercise of such executive's stock options in accordance with the provisions of the Subscription and Stockholders Agreement, the present value of the 15,610 shares of Series A Common Stock acquired by Mr. Schneider would have been $1,561.


PENSION PLAN

         The Company maintains the Formica Corporation Employee Retirement Plan (the "Retirement Plan"), a non-contributory defined benefit plan for United States employees. The Retirement Plan was amended and restated as of January 1, 1990, to bring it into compliance with legislation which took effect on January 1, 1989 and amended again in May 1990 and June 1992. Pension benefits are determined based upon a career average pay formula. The annual pension benefit to which a salaried employee is entitled, under the Retirement Plan, at the normal retirement date (age 65 and five years of service) is an amount equal to the sum of:

                 (A) (i) 1.5 percent of earnings for each year of service, plus
         (ii) 1.5 percent of earnings to date of termination (if termination is effective other than at year end); plus

                 (B) the accrued benefit as of June 30, 1992 determined as being the greater of (i) the benefit accrued under the Retirement Plan then in effect or (ii) 1.5 percent of the five year average annual earnings multiplied by years of service as of June 30, 1992.

         The Retirement Plan formula calculates annual pension amounts on a single life annuity basis.

         The Internal Revenue Code of 1986, as amended (the "Code"), limits the annual amount payable to an individual under a tax qualified pension plan to $90,000 (as adjusted for cost of living increases) and places limitations upon amounts payable to certain individuals. The $90,000 limit on the annual amount payable to an individual imposed by the Code was adjusted in 1993 to $115,641 and in 1994 to $118,800 to account for cost of living increases. The Code also limits the amount of annual compensation that may be taken into account by a plan to $200,000 (as adjusted for cost of living increases). The $200,000 compensation limit was adjusted in 1993 to $235,840 and adjusted downward, effective January 1, 1994, to $150,000.

         Estimated annual benefits payable upon retirement under the Company's Retirement Plan to Messrs. Langone, Schneider, Marshall, Mahony and Brooks are $118,800, $72,018, $0, $76,937 and $64,869, respectively, assuming current Code limitations, no change in present salary and continued service to normal retirement at age 65. Mr. Langone and Mr. Mahony were previously employed by American Cyanamid (Formica's former parent) and, therefore, their benefits would be reduced by any amounts payable under the American Cyanamid retirement plan. Mr. Marshall was previously employed by the Company's United Kingdom subsidiary and is entitled to retirement benefits under that company's retirement plan.

EMPLOYMENT MATTERS

         Messrs. Langone, Schneider, Marshall and Brooks entered into employment agreements with Formica (the "Employment Agreements") in May 1989 and in September 1989 which took effect on September 11, 1989. The Employment Agreements contain customary employment terms, have a duration of five years from their effectiveness, subject to annual automatic renewal unless earlier terminated, and provide for initial annual base salaries, subject to adjustments, of $290,000, $130,000, $150,000 and $115,000, respectively, for
Messrs. Langone, Schneider, Marshall and Brooks plus additional compensation or incentive plans adopted by Formica to the extent such participation is determined by the Board of Directors of Formica.

         The Employment Agreements provide that certain benefits are to be continued for a stated period following termination of employment. The amount of payments to be made to each individual would vary depending upon such individual's level of compensation and benefits at the time of termination and whether such employment was terminated prior to the end of their term by Formica for "Cause" or by the employee for "Good Reason" (except in the latter case for Mr. Marshall) (as such terms are defined in the Employment Agreements) or otherwise during the term of the agreements. In addition, the Employment Agreements include noncompetition and confidentiality provisions.

         On February 5, 1989, the Board of Directors of Formica approved termination agreements with Messrs. Langone, Schneider, Marshall and Brooks that, in general, would provide that immediately upon the occurrence of a "change of control event", as defined, involving Formica, an executive whose employment terminates for any reason other than death, permanent disability, retirement, for cause, or without good reason, all terms as defined, at any time after a change of control event (except in the case of Mr. Langone) will be entitled to (a) 299 percent of his latest salary and bonus earned and (b) continued coverage under certain employee welfare and pension benefit plans for certain specified periods after termination and certain other benefits.

         Mr. John Boanas resigned as a member of the Board of Directors and as an executive officer of Holdings and Formica effective January 31, 1993. Mr. Boanas will be entitled to an annual pension payment from Formica of $37,072 upon attaining the age of 65. In connection with his resignation, Mr. Boanas entered into noncompetition agreements with the Company which restrict Mr. Boanas for a period of four years from becoming associated with any company which competes with the Company in consideration of the Company paying $125,000 per year to Mr. Boanas during the four-year term of the agreements. In addition, the Company agreed to repurchase from a trust established by Mr. Boanas the stock he owned in Holdings at a purchase price of $620,750 payable in installments with interest at 6 percent per annum between January 31, 1993 and January 31, 1995.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Non-employee Directors Ilan Kaufthal, Charles P. Durkin, Jr. and Wayne B. Lyon serve on the Compensation Committee of Formica's Board of Directors. Mr. Durkin is a Managing Director of Dillon Read who manages the investments of the Saratoga Investors (as herein defined), an owner of more than 5 percent of the stock of Holdings (see "Item 12 Security Ownership of Certain Beneficial Owners, Directors and Executive Officers"). The Company may from time to time enter into advisory or other investment banking relationships with Dillon Read or one of its affiliates pursuant to which Dillon Read will receive customary fees. For general financial advisory services rendered in 1993, Dillon Read received a fee of $100,000 from the Company. In addition, Dillon Read, acting as the initial purchaser in connection with the private placement of $50 million of accrual debentures by Holdings, received a discount on its purchase of the accrual debentures in the amount of $1.75 million. Mr. Lyon is President and Chief Operating Officer of Masco Corporation, an owner of more than 5 percent of the stock of Holdings. The Company and Masco may from time to time purchase products from each other in regular commercial transactions.

DIRECTORS' COMPENSATION

         Each member of the Board of Directors of Formica who is not an executive officer of Formica, except Messrs. Durkin and Russell who have elected not to receive fees, receives a fee of $12,000 per year for serving as a Director and a fee of $1,000 and $500 for attending each Board of Directors meeting or committee meeting, respectively.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND EXECUTIVE OFFICERS

         The authorized capital stock of Holdings is divided into 10,020,000 shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"), of which 9,000,000 shares are Series A Preferred Stock (the "Series A Preferred Stock") and 1,020,000 shares are Convertible Preferred Stock (the "Convertible Preferred Stock"), and 2,680,000 shares of Common Stock, par value $.01 per share (the "Common Stock"), of which 1,200,000 shares are Series A Common Stock (the "Series A Common Stock") and 1,480,000 shares are Series B Common Stock (the "Series B Common Stock"). As of December 31, 1993, there were issued and outstanding 8,513,585 shares of Series A Preferred Stock, 394,135 shares of Series A Common Stock, 1,002,717 shares of Series B Common Stock and no shares of Convertible Preferred Stock. An additional 127,045 shares of Series A Preferred Stock, 116,368 shares of Series A Common Stock and 445,409 shares of Series B Common Stock are subject to options granted by Holdings. The holders of Series A Preferred Stock, Series A Common Stock and Series B Common Stock are entitled to one vote per share on all matters to be voted on by stockholders of Holdings and will vote together as a single class. The Convertible Preferred Stock does not possess the right to vote on any matters to be voted upon by stockholders of Holdings, except as required by law. In February 1990, the Board of Directors of Holdings adopted the 1990 Holdings Stock Option Plan (the "Holdings Plan"). The Holdings Plan authorizes the grant of stock options to acquire Series A Common Stock to employees of Holdings' subsidiaries. A total of 34,116 shares (subsequently adjusted in 1993 to 95,300) of Series A Common Stock were reserved for grants of options under the Holdings Plan. In addition, as of March 1, 1994, options to acquire 80,524 shares have been granted under the Holdings Plan and remain outstanding. Additionally, options to acquire 4,190 shares were granted and have been exercised under the Holdings Plan and remain outstanding.

         The table below sets forth the beneficial ownership of the outstanding shares of Holdings' capital stock, as of March 1, 1994, by (i) each person who owns beneficially more than 5% of any class of capital stock of Holdings, (ii) each director of Formica, (iii) the Chief Executive Officer and certain other of the highly compensated executive officers of the Company and (iv) all directors and executive officers of Formica as a group.

                                            Number of Shares and Percentages of Class
                                                  and Total Voting Interest(1)
                                                  ----------------------------
                            Series A               Series A            Series B              Percentage of
Name and Address            Preferred  Percentage   Common Percentage   Common    Percentage  Total Voting
of Beneficial Owner           Stock     of Class     Stock  of Class     Stock     of Class   Interest (1)
- -------------------           -----     --------     -----  --------     -----     --------   ------------
Saratoga Investors(2) . .     4,700,000    55.2%        --        --     940,000      93.7%       57.0%
535 Madison Avenue
New York, New York 10022

Masco Corporation(3)  . .     3,500,000    41.1%        --        --     420,000      29.5%       38.0%
21001 Van Born Road
Taylor, Michigan 48180

Vincent P. Langone(4) . .       260,300     3.1%    172,903     41.9%     52,060       5.2%        4.9%
1680 Route 23 North
Wayne, New Jersey 07474

David  Schneider(5) . . .        31,065     0.4%     16,088      4.2%      6,213       0.6%        0.5%
1680 Route 23 North
Wayne, New Jersey 07474

Ilan Kaufthal . . . . . .        15,010     0.2%        --        --       3,002       0.3%        0.3%
Equitable Center
787 Seventh Avenue
New York, New York 10019

Bret E. Russell(6)  . . .           --       --         --        --         --         --          --
535 Madison Avenue
New York, New York 10022

Charles P. Durkin, Jr.(7)           --        --       --         --        --         --         --
535 Madison Avenue
New York, New York 10022

Wayne B. Lyon(8)  . . . .           --       --         --        --         --         --          --
21001 Van Born Road
Taylor, Michigan 48180

Peter J. Pirsch(9)  . . .           --       --         --        --         --         --          --
21001 Van Born Road
Taylor, Michigan 48180

Charles A. Brooks(10) . .        15,595     0.2%      8,040      2.1%      3,119       0.3%        0.3%
1680 Route 23 North
Wayne, New Jersey 07474

Peter Marshall(10)  . . .         5,000     0.1%      2,578      0.7%      1,000       0.1%        0.1%
Royal Albert House
Sheet Street
Windsor
Berks SL4 IB4
England

Dennis Mahony(10) . . . .         9,360     0.1%      8,042      2.1%      1,872       0.2%        0.2%
10155 Reading Road
Cincinnati, OH  45202

Directors and . . . . . .       345,690     4.0%    212,493     48.7%     69,138       6.8%        6.3%
executive officers
as a group
(10 persons)(11)

_______________

          (1) The amount of any series of stock is calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act which provides that a person shall be deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within sixty days. In addition, Rule 13d-3(d)(1) provides that any securities not outstanding which are subject to such right shall be deemed to be outstanding for the purpose of computing beneficial ownership of the outstanding securities of the class owned by such person and percentage of voting interest but shall not be deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

          (2) The "Saratoga Investors" are Saratoga, Saratoga Partners II, C.V., Lexington Partners II, L.P., Concord Partners II, L.P., Concord Partners, Concord Partners Japan, Limited, Cord Capital, N.V., and Dillon, Read Inc. ("DRI") and Dillon Read, as nominees. All of the Saratoga Investors, other than DRI and Dillon Read, are corporations or limited partnerships formed to invest in transactions originated by Dillon Read and are managed by Dillon Read. DRI and Dillon Read, as nominees for certain managing directors and officers of Dillon Read, together have sole voting and investment power pursuant to powers of attorney with respect to the shares of Holdings capital stock beneficially owned by them. Accordingly, Dillon Read, alone or with DRI, has the sole power to vote or dispose of the shares of Holdings capital stock owned by the Saratoga Investors. DRI is Dillon Read's parent company and may also be deemed to beneficially own the 9,680 shares of Series A Common Stock (or 0.1% of the voting interest) owned by DR Interfunding, which shares are excluded from the table. With the exception of Saratoga, none of the Saratoga Investors owns more than 5% of the outstanding shares of Holdings capital stock. Dillon Read is the Initial Purchaser of the Debentures and was the underwriter for the public offering of the Senior Subordinated Notes and acted as placement agent in connection with the private placement of the Subordinated Discount Debentures. See Notes 6 and 7 above.

          (3) Includes 420,000 shares of Series B Common Stock beneficially owned by Masco, which are subject to a presently exercisable option granted by Holdings.

          (4) Includes 31,352 shares of Series A Common Stock subject to presently exercisable options.

          (5) Includes 20,140 shares of Series A Preferred Stock and 4,028 shares of Series B Common Stock, all of which are subject to presently exercisable options.

          (6) Bret E. Russell is an employee of Dillon Read and he has invested funds through DRI and Dillon Read, as nominees, and Lexington Partners II, L.P., which in aggregate constitute less than 1% of the funds invested by the Saratoga Investors.

          (7) Charles P. Durkin, Jr., is an employee of Dillon Read and he has invested funds through DRI and Dillon Read, as nominees, and Lexington Partners II, L.P., which in aggregate constitute less than 1% of the funds invested by the Saratoga Investors.

          (8)    Wayne B.  Lyon is an employee of Masco.

          (9)    Peter J.  Pirsch is an employee of Masco.

         (10)    All shares are subject to presently exercisable options.

         (11) Includes 59,455 shares of Series A Preferred Stock, 54,854 shares of Series A Common Stock and 11,891 shares of Series B Common Stock, all of which are subject to presently exercisable options.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company may from time to time enter into financial advisory or other investment banking relationships with Dillon Read or one of its affiliates pursuant to which Dillon Read or its affiliate will receive customary fees and will be entitled to reimbursement for all reasonable disbursements and out-of-pocket expenses incurred in connection therewith. The Company expects that any such arrangement will include provisions for the indemnification of Dillon Read against certain liabilities, including liabilities under the Federal securities laws. During 1993, Dillon Read received a fee of $100,000 from the Company for financial advisory services.
In addition, in September, 1993, Dillon Read, acting as the initial purchaser in connection with the private placement of $50 million of Accrual Debentures by Holdings received a discount on its purchase of the Accrual Debentures in the amount of $1.75 million. The Company and Masco Corporation may from time to time purchase products from each other in regular commercial transactions.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 2.  Financial Statement Schedules

                 The following financial statement schedules are included in this report:

                 Report of Independent Public Accountants on Schedules
                 Schedule V    - Property, Plant and Equipment
                 Schedule VI   - Accumulated Depreciation of Property,
                                   Plant and Equipment
                 Schedule VIII - Valuation and Qualifying Accounts
                 Schedule X    - Supplementary Income Statement Information

                 All other schedules are omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.

(a) 3.  Exhibits


Exhibit No.                         Description

 1(m) Purchase Agreement dated September 17, 1993 between FM Holdings Inc. and Dillon, Read & Co. Inc.

 2.1(a) Merger Agreement dated February 6, 1989, as amended, by and among FM Holdings Inc., FM Acquisition Corporation and Formica Corporation

 3.1(m)         Articles of Incorporation of the Registrant

 3.2(m)         By-laws of the Registrant

 4.1(a)         Form of Senior Subordinated Note due 1999 (included in Exhibit
                4.3)

 4.2(b)         Form of Subordinated Discount Debenture due 2001 (included in
                Exhibit 4.4)

 4.3(a) Form of Indenture of Formica Corporation for Senior Subordinated Notes due 1999

 4.4(b) Form of Indenture of Formica Corporation for Subordinated Discount Debentures due 2001

 4.5(a) Form of Credit Agreement dated as of September 7, 1989 by and among Formica Corporation (certain subsidiaries of Formica Corporation), the financial institutions then or thereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent

 4.6(a) Form of Credit Agreement dated as of September 7, 1989 by and among Formica Limited, the financial institutions then or thereafter parties thereto and Canadian Imperial Bank of Commerce, London Branch, as agent

 4.7(a) Form of Loan Agreement dated as of September 7, 1989 by and among Formica France S.A., the financial parties then or thereafter parties thereto and Canadian Imperial Bank of Commerce (International), S.A., as agent

 4.8(a) Form of Credit Agreement dated as of September 7, 1989 between Canadian Imperial Bank of Commerce and Formica Canada Inc.

 4.9(a) Form of Loan Agreement dated as of September 7, 1989 between Formica Espanola, S.A. and Banco Bilbao Vizcaya, S.A.

 4.10(d) Loan Agreement dated November 30, 1990 between Credit Lyonnais, Taipei Branch and Formica Taiwan Corporation

 4.11.A(d)      Schedules I, II and III to the Loan Agreement dated November 30,
                1990 between Credit Lyonnais, Taipei Branch and Formica Taiwan
                Corporation

 4.11(e) Amendment No. 1 dated as of January 15, 1990 to Loan Agreement dated as of September 7, 1989 by and among Formica Limited, the financial institutions then or thereafter parties thereto and Canadian Imperial Bank of Commerce, London Branch, as agent

 4.12(g) Amendment No. 1 dated as of September 20, 1990 to the Credit Agreement dated as of September 7, 1989 by and among Formica Corporation, certain subsidiaries of Formica Corporation, the financial institutions then and thereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, and Consent and Waiver, dated as of September 20, 1990, and Initial Participant Consent related thereto

 4.13(f) Amendment No. 2 dated as of August 8, 1991 to the Credit Agreement dated as of September 7, 1989 by and among Formica Corporation, the financial institutions then and thereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent

 4.14(c) Recognition and Assumption Agreement dated as of December 20, 1991 among Formica Corporation, Formica Technology Inc., Texas, Formica Technology Inc., Delaware and Canadian Imperial Bank of Commerce, New York Agency and Pledge Agreement Supplement dated as of December 20, 1991 between Formica Corporation and Canadian Imperial Bank of Commerce, New York Agency related thereto

 4.15(i)        Amendment No. 1 dated as of February 17, 1992 to the
                Loan Agreement dated November 30, 1990 between Credit Lyonnais, Taipei Branch and Formica Taiwan Corporation

 4.16(k)        Consent to Release of Pledged Shares dated as of July 6,
                1992 to the Credit Agreement dated as of September 7, 1989, as amended, by and among Formica Corporation, certain subsidiaries of Formica Corporation, the financial institutions then and thereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent

 4.17(l) Amendment No. 3 dated as of March 9, 1993 to the Credit Agreement dated as of September 7, 1989 by and among Formica Corporation, certain subsidiaries of Formica Corporation, the financial institutions then and thereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, and Consent related thereto

 4.18(j)        Amendment dated as of July 20, 1993 to the Loan
                Agreement dated November 30, 1990 between Credit Lyonnais, Taipei Branch and Formica Taiwan Corporation

 4.19(j)        Short-Term Line of Credit Facility dated as of July 20,
                1993 between Credit Lyonnais, Taipei Branch and Formica Taiwan Corporation

 4.20(m)        Amendment No. 4 dated as of August 20, 1993 to the
                Credit Agreement dated as of September 7, 1989 by and among Formica Corporation, certain subsidiaries of Formica Corporation, the financial institutions then and thereafter parties thereto and Canadian Imperial Bank of Commerce, New York Agency, as agent, and Consent related thereto

 4.21(m) Form of 13 1/8% Accrual Debenture due 2005, Series A (included in Exhibit 4.23)

 4.22(m) Form of 13 1/8% Accrual Debenture due 2005, Series B (included in Exhibit 4.23)

 4.23(m)        Indenture between FM Holdings Inc.  and United Jersey
                Bank, as trustee, relating to the Accrual Debentures due 2005, Series A and the Accrual Debentures due 2005, Series B

 4.24(m) Registration Rights Agreement dated September 27, 1993 between FM Holdings Inc. and Dillon, Read & Co. Inc.

 4.25(m) Debenture Pledge Agreement dated September 27, 1993 between FM Holdings Inc. and United Jersey Bank, as trustee

 4.26(m) Collateral Subordination and Intercreditor Agreement dated September 27, 1993 between Canadian Imperial Bank of Commerce, as collateral agent, and United Jersey Bank, as trustee

 4.27(m)        Amended and Restated Pledge Agreement dated as of
                September 27, 1993 made by FM Holdings Inc. in favor of Canadian Imperial Bank of Commerce, as collateral agent

 4.28(m) Amendment No. 1 to U.S. Pledge Agreement dated as of September 27, 1993 made by Formica Corporation and the other pledgors named therein in favor of Canadian Imperial Bank of Commerce, as collateral agent

 5(m) Opinion of Simpson Thacher & Bartlett regarding the legality of the New Debentures being registered

 8(m)           Opinion of Simpson Thacher & Bartlett regarding tax matters

10.1(a)         Employment Agreement between Vincent P.  Langone and Formica
                Corporation

10.2(a)         Employment Agreements between John Boanas and Formica
                Corporation

10.3(a)         Employment Agreement between David Schneider and Formica
                Corporation

10.4(a) Formica Corporation Employee Savings Plan for employees not covered by a collective bargaining agreement

10.5(a) Formica Corporation Employee Savings Plan for employees covered by a collective bargaining agreement

10.6(e) Formica Corporation Employee Retirement Plan, as Amended and Restated as of January 1, 1990

10.7(a) Form of Indemnity Agreement dated as of June 27, 1987 between Formica Corporation and its directors and officers

10.8(a)         Form of Executive Officer Termination Agreement dated
                February 5, 1989 between Formica Corporation and each of Messrs. Brook, Kraus, Schneider and Marshall

10.9(a) Form of Executive Officer Termination Agreement between Formica Corporation and Vincent P. Langone

10.10(a) Form of Executive Officer Termination Agreement between Formica Corporation and John Boanas

10.11(a) Form of Employment Agreement between Peter Marshall and Formica Corporation

10.12(a) Form of Employment Agreement between Charles Brooks and Formica Corporation

10.13(a)        Form of Employment Agreement between Robert Kraus and
                Formica Corporation

12(m) Historical deficiency of earnings available to cover fixed charges and ratio of earnings to fixed charges

21              List of subsidiaries of the Registrant

23.1(m)         Consent of Arthur Andersen & Co.

23.2 Consent of Simpson Thacher & Bartlett with respect to the Accrual Debentures due 2005, Series B (included in their opinion filed as Exhibit 5)

24(m)           Powers of Attorney

25(m)           Statement of eligibility of the Trustee on Form T-1
                (separately bound)

29.1(m)         Form of Letter of Transmittal

29.2(m)         Form of Notice of Guaranteed Delivery

29.3(m) Form of Exchange Agent Agreement to be entered into between FM Holdings Inc. and United Jersey Bank, as exchange agent

_______________

(a) Previously filed as an Exhibit to Registration Statement No. 33-30012, filed by Formica Corporation, as the Exhibit No. indicated and hereby incorporated by reference.

(b) Previously filed as an Exhibit to Registration Statement No. 33-31900, filed by Formica Corporation, as the Exhibit No. indicated and hereby incorporated by reference.

(c) Previously filed as an Exhibit to Formica Corporation's Form 10-K for the year ended December 31, 1991 as the Exhibit No. indicated and hereby incorporated by reference.

(d) Previously filed as an Exhibit to Formica Corporation's Form 10-K for the year ended December 31, 1990 as the Exhibit No. indicated and hereby incorporated herein by reference.

(e) Previously filed as an Exhibit to Formica Corporation's Form 10-K for the year ended December 31, 1989 as the Exhibit No. indicated and hereby incorporated herein by reference.

(f) Previously filed as an Exhibit to Formica Corporation's Form 10-Q for the quarter ended June 30, 1991 as the Exhibit No. indicated and hereby incorporated by reference.

(g) Previously filed as an Exhibit to Formica Corporation's Form 10-Q for the quarter ended September 30, 1990 as the Exhibit No. indicated and hereby incorporated herein by reference.

(h) Previously filed as an Exhibit to Post-Effective Amendment No. 5 to Registration Statement No. 33-30012 and Post-Effective Amendment No. 4 to Registration Statement No. 33-31900, each filed by Formica Corporation, as the Exhibit No. indicated and hereby incorporated by reference.

(i) Previously filed as an Exhibit to Formica Corporation's Form 10-Q for the quarter ended March 31, 1992 as the Exhibit No. indicated and hereby incorporated by reference.

(j) Previously filed as an Exhibit to Formica Corporation's Form 10-Q for the quarter ended June 30, 1993 as the Exhibit No. indicated and hereby incorporated by reference.

(k) Previously filed as an Exhibit to Formica Corporation's Form 10-Q for the quarter ended September 30, 1992 as the Exhibit No. indicated and hereby incorporated by reference.

(l) Previously filed as an Exhibit to Formica Corporation's Form 10-K for the year ended December 31, 1992 as the Exhibit No. indicated and hereby incorporated by reference.

(m) Previously filed as an Exhibit to FM Holdings Inc.'s S-4 Registration Statement No. 33-70196 as the Exhibit No. indicated and hereby incorporated by reference.


___________________

(b)      Reports Filed on Form 8-K

                 No reports were required to be filed on Form 8-K during the last quarter for the period for which this report is filed.

                                              SIGNATURES

Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FORMICA CORPORATION


                                        /S/ Vincent P. Langone Dated as of
March  29, 1994                         Vincent P. Langone
                                        Chairman of the Board, President and
                                        Chief Executive Officer


                                        /S/ David Schneider David Schneider
                                        Vice President and Chief
                                        Financial Officer and Chief
                                        Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                   Title                     Date


/S/ Charles P. Durkin, Jr.   Director                March   29, 1994
Charles P. Durkin, Jr.


/S/ Ilan Kaufthal            Director                March   29, 1994
Ilan Kaufthal


/S/ Wayne B. Lyon            Director                March   29, 1994
Wayne B. Lyon


/S/ Peter J. Pirsch          Director                March   29, 1994
Peter J. Pirsch


/S/ Bret E. Russell          Director                March   29, 1994
Bret E. Russell

                             SCHEDULE INDEX


    Financial Statement Schedules                                      Page
           Report of Independent Public Accountants on Schedules..........   69

           Schedule V     - Property, Plant and Equipment.................   70

           Schedule VI    - Accumulated Depreciation of Property, Plant
                              and Equipment...............................   71

           Schedule VIII  - Valuation and Qualifying Accounts.............   72

           Schedule X     - Supplementary Income Statement Information....   73

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES





To Formica Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Formica Corporation and subsidiaries included in Item 8 of this Form 10-K and have issued our report thereon dated March 1, 1994. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in Item 14(a)2 of this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             ARTHUR ANDERSEN & CO.


Roseland, New Jersey
March 1, 1994

                                                                                                SCHEDULE V
                                      FORMICA CORPORATION AND SUBSIDIARIES
                                          PROPERTY, PLANT AND EQUIPMENT
                                                 (IN THOUSANDS)
                              Balance at                                                              Balance at
                              Beginning    Additions                          Other       Translation   End of
     Classification           of Year      at Cost       Retirements          Changes(1)   Adjustment    Year
     --------------           ----------   ---------     -----------          ----------  ----------- ----------
For the year ended
  December 31, 1991:
Land and improvements         $ 16,247      $    33        $    -             $  (1)     $   (510)    $ 15,769
Buildings and improvements      50,843          176             -               121        (1,412)      49,728
Machinery and equipment        231,402        8,346           (460)            (394)       (8,290)     230,604
                              --------      -------        -------            -----      --------     --------
                              $298,492      $ 8,555        $  (460)           $(274)     $(10,212)    $296,101
                              ========      =======        =======            =====      ========     ========

For the year ended
  December 31, 1992:
Land and improvements         $ 15,769      $    15        $    -             $  -       $   (604)    $ 15,180
Buildings and improvements      49,728          379             -                -         (2,011)      48,096
Machinery and equipment        230,604       10,417         (2,348)            (361)      (10,411)     227,901
                              --------      -------        -------            -----      --------     --------
                              $296,101      $10,811        $(2,348)           $(361)     $(13,026)    $291,177
                              ========      =======        =======            =====      ========     ========

For the year ended
  December 31, 1993:
Land and improvements         $ 15,180      $   750        $    -             $  48      $   (623)    $ 15,355
Buildings and improvements      48,096          496           (125)              53        (2,081)      46,439
Machinery and equipment        227,901        9,670           (403)            (129)       (8,636)     228,403
                              --------      -------        -------            -----      --------     --------
                              $291,177      $10,916        $  (528)           $ (28)     $(11,340)    $290,197
                              ========      =======        =======            =====      ========     ========

(1) Other changes include reclassifications and activity relating to nonrecurring items.

                                                                                                  SCHEDULE VI
                                                 FORMICA CORPORATION AND SUBSIDIARIES
                                      ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                                                            (IN THOUSANDS)


                                            ADDITIONS
                              BALANCE AT     CHARGED                                                  BALANCE AT
                              BEGINNING    TO COST AND                       OTHER      TRANSLATION     END OF
     CLASSIFICATION            OF YEAR      EXPENSES       RETIREMENTS     CHANGES(1)    ADJUSTMENT      YEAR
     --------------           ---------    -----------     -----------     ----------   -----------  -----------
For the year ended
 December 31, 1991:
Land and improvements          $   371       $   (25)        $     -           $   -       $    (1)    $   345
Building and improvements        2,870         1,932               -               -            39       4,841
Machinery and equipment         25,851        17,265            (408)             (1)         (774)     41,933
                               -------       -------         -------           -----       -------     -------
                               $29,092       $19,172         $  (408)          $  (1)      $  (736)    $47,119
                               =======       =======         =======           =====       =======     =======

For the year ended
 December 31, 1992:
Land and improvements          $   345       $   171         $     -           $    -      $      1    $   517
Building and improvements        4,841         1,817               -              (35)         (179)     6,444
Machinery and equipment         41,933        17,741          (2,221)            (346)       (1,833)    55,274
                               -------       -------         -------           ------      --------    -------
                               $47,119       $19,729         $(2,221)          $ (381)     $ (2,011)   $62,235
                               =======       =======         =======           ======      ========    =======

For the year ended
 December 31, 1993:
Land and improvements          $   517       $   142         $     -           $   -       $    (1)    $   658
Building and improvements        6,444         1,731            (123)              5          (219)      7,838
Machinery and equipment         55,274        16,700            (268)            (36)       (2,089)     69,581
                               -------       -------         -------           -----       -------     -------
                               $62,235       $18,573         $  (391)          $ (31)      $(2,309)    $78,077
                               =======       =======         =======           =====       =======     =======

(1) Other changes include reclassifications and activity relating to nonrecurring items.

                                                                                                 SCHEDULE VIII
                                                 FORMICA CORPORATION AND SUBSIDIARIES
                                                  VALUATION AND QUALIFYING ACCOUNTS
                                                            (IN THOUSANDS)


                         BALANCE AT   CHARGED TO   CHARGED                                      BALANCE AT
                         BEGINNING    COSTS AND    TO OTHER     DEDUCTIONS FROM     TRANSLATION   END OF
   DESCRIPTION            OF YEAR      EXPENSES    ACCOUNTS        RESERVES         ADJUSTMENT     YEAR
   -----------           ---------    ---------    --------     ---------------     ----------  ----------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS AND SALES
 RETURNS AND ALLOWANCES:

For the year ended
 December 31, 1991         $ 7,729      $2,922        $402          $(1,189)            $ (55)      $ 9,809
For the year ended
 December 31, 1992         $ 9,809      $1,698        $  2          $  (820)            $(258)      $10,431
For the year ended
 December 31, 1993         $10,431      $  519        $184          $  (815)            $ (88)      $10,231

RESERVE FOR AMORTIZATION
 OF INTANGIBLE ASSETS:

For the year ended
 December 31, 1991         $ 8,735      $5,396        $  -          $   -               $ (67)      $14,064
For the year ended
 December 31, 1992         $14,064      $5,524        $  -          $   -               $(270)      $19,318
For the year ended
 December 31, 1993         $19,318      $5,579        $  -          $   -               $(269)      $24,628

DEFERRED TAX ASSETS
 VALUATION ALLOWANCE:
For the year ended
 December 31, 1993          $4,720      $2,839        $  -          $   -               $ (40)      $ 7,519

                                                                      SCHEDULE X
                      FORMICA CORPORATION AND SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)





                                   For the Years Ended
                                       December 31,
                          -----------------------------------
                            1993         1992          1991
                          --------     --------      --------
Maintenance and repairs   $10,134       $10,851      $ 9,743

Advertising               $ 9,770       $ 7,512      $ 6,062

                                 EXHIBIT INDEX


Exhibits                                                                      Page
21  Subsidiaries of the Registrant.....................................        75