Form 10-Q
period 1994-03-31
FORMICA CORP
filed 1994-05-13
CIK 814241

                      SECURITIES AND EXCHANGE COMMISSION

                    Judiciary Plaza, 450 Fifth Street N.W.

                           Washington, D.C.  20549

               -----------------------------------------------

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1994               Commission File No.       1-9557
                  --------------                                   ------------

                             FORMICA CORPORATION
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


 Delaware                                            34-1046753
- - ----------------------------------          -----------------------------------
 (State or other jurisdiction of            I.R.S. Employer Identification No.
  incorporation or organization)

 Oak Hill Park, 1680 Route 23 North, Wayne, New Jersey   07474-0980
- - -------------------------------------------------------------------
 (Address of principal executive offices)         Zip Code

Registrant's telephone number, including area code       (201) 305-9400
                                                       ----------------
 None
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X          No
                            -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             Class                        Outstanding at May 9, 1994
- - --------------------------------      ----------------------------------------

Common stock, par value $0.01 per share                         100

                      FORMICA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                      March 31, 1994         December 31, 1993
                                      --------------         -----------------
ASSETS                                 (unaudited)
- - ------
CURRENT ASSETS:
  Cash and cash equivalents              $  3,507                 $  2,446
  Accounts receivable, net                 79,700                   81,350
  Inventories, net                         76,396                   67,678
  Other current assets                     18,714                   18,150
                                         --------                 --------
      TOTAL CURRENT ASSETS                178,317                  169,624
                                         --------                 --------

PROPERTY, PLANT AND EQUIPMENT, NET        209,108                  212,120
GOODWILL, NET                              37,961                   38,231
TRADEMARKS AND PATENTS, NET                91,006                   92,024
DEFERRED CHARGES AND OTHER ASSETS          29,864                   29,632
                                         --------                 --------
                                         $546,256                 $541,631
                                         ========                 ========


LIABILITIES AND STOCKHOLDER'S EQUITY
- - ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                  $ 19,758                 $ 11,351
  Accounts payable                         34,890                   40,313
  Accrued compensation                     25,603                   24,678
  Other accrued liabilities                 9,227                   13,846
  Income taxes payable                      2,373                    2,367
                                         --------                 --------
    TOTAL CURRENT LIABILITIES              91,851                   92,555
                                         --------                 --------

LONG-TERM DEBT                            266,370                  255,180
                                         --------                 --------
OTHER LONG-TERM LIABILITIES                12,599                   15,849
                                         --------                 --------
DEFERRED INCOME TAXES                      97,109                   97,685
                                         --------                 --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock; 100 shares
    outstanding                              -                        -
  Preferred stock; none outstanding          -                        -
  Capital in excess of par value          116,879                  116,879
  Accumulated deficit                     (20,691)                 (18,747)
  Cumulative translation adjustment       (17,861)                 (17,770)
                                         --------                 --------
    TOTAL STOCKHOLDER'S EQUITY             78,327                   80,362
                                         --------                 --------
                                         $546,256                 $541,631
                                         ========                 ========





     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      FORMICA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                For the Three Month Periods
                                                      Ended March 31,
                                               ------------------------------

                                                1994                  1993
                                                ----                  ----
Net sales                                   $107,592              $103,183
Cost of sales                                 76,284                73,751
                                            --------              --------
  Gross profit                                31,308                29,432

Selling, general and
 administrative expenses                      24,637                24,053
                                            --------              --------
  Operating income                             6,671                 5,379

Other income, net                                787                   609
                                            --------              --------
  Income before interest expense,
    income taxes and accounting change         7,458                 5,988

Interest expense                               9,625                11,914
                                            --------              --------
  Loss before income taxes and                (2,167)               (5,926)
    accounting change

Income tax benefit                              (223)               (3,193)
                                            --------              --------
  Loss before accounting change               (1,944)               (2,733)

Accounting change - cumulative
 effect to January 1, 1993, of
 accounting for income taxes                     -                  (2,850)
                                            --------              --------

Net income (loss)                           $ (1,944)             $    117
                                            ========              ========





     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      FORMICA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                               For the Three Month Periods
                                                     Ended March 31,
                                               ---------------------------

                                                1994                 1993
                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $ (1,944)            $    117
  Depreciation and amortization                  5,934                6,197
  Amortization of Subordinated
    Discount Debentures and deferred
    financing costs                              3,871                3,489
  Deferred income taxes                           (442)              (7,980)
  Changes in operating assets and
    liabilities, net                           (18,150)             (22,749)
                                              --------             --------
      Net cash used in operating
         activities                            (10,731)             (20,926)
                                              --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings                     10,337               11,047
  Net borrowings under bank credit
    agreements                                   5,564               14,197
  Other, net                                    (2,089)                (246)
                                              --------             --------
      Net cash provided by financing
          activities                            13,812               24,998
                                              --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                                   (2,029)              (1,166)
  Other, net                                        (4)                  21
                                              --------             --------
      Net cash used in investing
        activities                              (2,033)              (1,145)
                                              --------             --------

Effect of exchange rate changes on cash             13                  (10)
                                              --------             --------

Net change in cash and cash equivalents          1,061                2,917

Cash and cash equivalents at beginning
  of period                                      2,446                  867
                                              --------             --------

Cash and cash equivalents at end of
  period                                      $  3,507             $  3,784
                                              ========             ========





     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                      FORMICA CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of Formica Corporation and its subsidiaries (the "Company" or "Formica"). All significant intercompany balances and transactions have been eliminated. Earnings per share data are not presented because the Company's common stock is not publicly owned and since the Company is a wholly-owned subsidiary of FM Holdings Inc. ("Holdings"). In the opinion of the Company, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented have been included. The results of operations for such interim periods are not necessarily indicative of the results for the entire year. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2) CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, FAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the Company used the FAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts.

Under FAS 109, the Company recognizes to a greater degree the future tax benefits of expenses which have been recognized in the financial statements. The adjustments to the January 1, 1993 balance sheet to adopt FAS 109 netted to $2,850,000. This amount is reflected in first quarter 1993 net income as the cumulative effect of a change in accounting principle.

(3) INVENTORIES, NET

Major classes of inventories were as follows:

                                           March 31,      December 31,
                                             1994            1993
                                             ----            ----
                                                (in thousands)
Raw materials                               $28,003         $26,665
Work in process                              10,234           9,627
Finished goods                               38,159          31,386
                                            -------         -------
                                            $76,396         $67,678
                                            =======         =======

(4)   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment balances were as follows:


                                           March 31,      December 31,
                                             1994            1993
                                             ----            ----
                                                (in thousands)
Land and improvements                      $ 15,450        $ 15,355
Buildings and improvements                   46,185          46,439
Machinery and equipment                     230,005         228,403
                                           --------        --------
                                            291,640         290,197
Less - accumulated depreciation             (82,532)        (78,077)
                                           --------        --------
                                           $209,108        $212,120
                                           ========        ========

(5)  LONG-TERM DEBT

Long-term debt consisted of the following:

                                           March 31,      December 31,
                                             1994            1993
                                             ----            ----
                                                (in thousands)
Bank Credit Agreements                     $ 70,594        $ 65,542
Senior Subordinated Notes                   100,000         100,000
Subordinated Discount Debentures             88,921          85,681
Other long-term debt                          6,855           3,957
                                           --------        --------
                                           $266,370        $255,180
                                           ========        ========


(6)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the three month periods ended March 31, 1994 and 1993, the Company paid interest of $9.0 million and $11.3 million and income taxes of $0.2 million and $0.7 million, respectively.


(7)  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106"). This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service of the employee. There was no effect on the accompanying 1993 financial statements as a result of adopting FAS 106.
In accordance with the provision of this statement, postretirement benefit information for prior years has not been restated.

                      FORMICA CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
FIRST QUARTER ENDED 3-31-94 VERSUS FIRST QUARTER ENDED 3-31-93

Net sales for the first quarter of 1994 increased $4.4 million, or 4.3% as compared with the same quarter in 1993. When adjusted for the effects of foreign currency exchange rate fluctuations, net sales increased $7.8 million, or 7.5% for the quarter. Domestic net sales rose $3.5 million, or 6.2% above the comparable 1993 period primarily due to an increase in unit volumes. Quarterly net sales in the international segment increased by $0.9 million, or 1.9%. Excluding the impact of foreign exchange, international net sales increased $4.3 million, or 9.2%, primarily as a result of increased unit volumes in the Company's European subsidiaries.

Cost of sales for the first quarter of 1994 increased $2.5 million, or 3.4% over 1993. When adjusted for foreign exchange effects, cost of sales increased $4.9 million, or 6.7%. Domestic cost of sales increased $3.2 million, or 8.1% primarily as a result of increased unit volumes. International cost of sales declined $0.7 million, or 1.9% for the first quarter. When adjusted for the effects of foreign exchange, international cost of sales increased $1.7 million, or 5.1%, principally attributable to an increase in unit volumes.

Selling, general and administrative expenses for the first quarter of 1994 increased $0.6 million, or 2.4% when compared to the same period in 1993. When adjusted for the effects of foreign exchange, selling, general and administrative expenses increased $1.3 million, or 5.5%. Domestic selling, general and administrative expenses increased $0.8 million, or 5.8%, primarily as a result of higher distribution costs associated with the increase in unit volumes. International selling, general and administrative expenses decreased $0.2 million, or 1.8%, as compared to the first quarter of 1993. When adjusted for foreign exchange effects, international selling, general and administrative expenses increased $0.5 million, or 5.2%, primarily as a result of higher selling and distribution costs associated with increased unit volumes.

Income Before Interest and Taxes ("EBIT") for the first quarter of 1994 increased $1.5 million, or 24.5%, when compared to the first quarter of 1993. There was no material effect on EBIT for the quarter when adjusted for the effects of foreign exchange. Domestic EBIT was approximately the same as the first quarter of 1993. International EBIT increased $1.6 million with no material impact due to foreign exchange. International EBIT increased primarily as a result of the increase in net sales, primarily associated with increased unit volumes in Europe.

The decrease of approximately $2.3 million in interest expense for the first quarter of 1994 as compared to the same period in 1993 was primarily attributable to the effects of lower bank debt outstanding in 1994. The income tax benefit for the first quarter of 1994 decreased by approximately $3.0 million as compared to the first quarter of 1993, primarily as a result of a lower pre-tax net loss.

Effective January 1, 1993, the Company adopted FAS 109 (see Note 2 to the Condensed Consolidated Financial Statements). FAS 109 requires an asset and liability approach in the measurement of deferred tax assets and liabilities. However, unlike FAS 96, FAS 109 requires an assessment, which includes anticipating future income, in determining the likelihood of realizing deferred tax assets. The cumulative effect of this change was a benefit to income of $2.85 million recorded in the first quarter of 1993.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1994 the Company's working capital was $86.5 million, representing an increase of $9.4 million, or 12.2%, from the amount at December 31, 1993. Exclusive of the impact of foreign currency exchange effects, the Company's working capital increased $9.6 million, or 12.5%, from the amount at December 31, 1993. The increase in working capital was primarily due to higher inventory balances and lower levels of accounts payable, partially offset by an increase in short-term borrowings. The increase in inventory resulted from management's efforts to increase quantities on hand in order to meet current and anticipated future volume demands. The additional short-term borrowings were used primarily to reduce accounts payable and to pay the Company's semi-annual interest payment of $7.0 million on the 14% Senior Subordinated Notes.

In September 1989, Formica executed revolving credit agreements with Canadian Imperial Bank of Commerce, as agent, and other banks for borrowings in the United States and by the Company's Canadian, French, Spanish and United Kingdom subsidiaries (the "CIBC Credit Agreements"). Also, Formica's Taiwan subsidiary entered into a new revolving credit facility with a local bank to repay existing debt and provide for working capital requirements. Additionally, in October 1989, Formica issued Senior Subordinated Notes ($100 million) due 1999 and Subordinated Discount Debentures ($45 million), at a discount, due 2001.

On September 27, 1993, Holdings consummated a private placement of $50 million of 13-1/8% Accrual Debentures due September 15, 2005. Interest on the Accrual Debentures will accrue and compound on a semi-annual basis and will be payable in cash on September 15, 1998 in an aggregate amount of approximately $44 million. Thereafter, interest will be payable on March 15 and September 15 of each year. Using funds received from the closing of the private placement, Holdings made a capital contribution of $47.5 million to Formica in 1993. The $47.5 million capital contribution was then used by the Company to pay down debt outstanding under the CIBC Credit Agreements.

As of March 31, 1994, utilizing foreign currency exchange rates in effect at that time, the Company had approximately $65.7 million of available and unused principal borrowing commitments for both revolving credit and working capital purposes over and above the $78.7 million of outstanding borrowings under the CIBC Credit Agreements and other local bank borrowing arrangements.

Payments of principal and interest under the various debt instruments will be the Company's largest use of funds for the foreseeable future. Funds generated from operations and borrowings are expected to be adequate to fund the Company's debt service obligations, capital expenditures and working capital requirements. Borrowings under the CIBC Credit Agreements bear interest at floating rates which averaged approximately 8.7% for the three month period ended March 31, 1994. Formica has interest rate swap agreements outstanding at March 31, 1994 on approximately $18.4 million of borrowings at an average interest rate of approximately 11.9%. The average interest rate of borrowings under the CIBC Credit Agreements for the three month period ended March 31, 1994, after taking into consideration the adverse impact of the interest rate swap agreements, approximated 10.2%.

The Company's percentage of long-term debt to total capital (long-term debt and stockholder's equity) changed from 76.1% at December 31, 1993 to 77.3% at March 31, 1994. The Company believes that it has adequate resources from operations and unused credit facilities to fund its operations and expected future capital expenditures.

                      FORMICA CORPORATION AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No exhibits were required to be filed with this report.

No reports were required to be filed on Form 8-K during the quarter for which this report is filed.

                      FORMICA CORPORATION AND SUBSIDIARIES
                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FORMICA CORPORATION




Dated:   May 12, 1994                     By:  /s/ David Schneider
                                              --------------------
                                              David Schneider
                                              Vice President and
                                              Chief Financial Officer
                                              and Chief Accounting
                                              Officer