Form 10-Q
period 1994-06-30
FORMICA CORP
filed 1994-08-12
CIK 814241

                     FORMICA CORPORATION AND SUBSIDIARIES




                       SECURITIES AND EXCHANGE COMMISSION

                     Judiciary Plaza, 450 Fifth Street N.W.

                            Washington, D.C.  20549

                -----------------------------------------------


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994                Commission File No.       1-9557
                 ---------------                                  -------------

                             FORMICA CORPORATION
- - - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



 Delaware                                            34-1046753
- - - ----------------------------------          ----------------------------------
 (State or other jurisdiction of            I.R.S. Employer Identification No.
  incorporation or organization)

 Oak Hill Park, 1680 Route 23 North, Wayne, New Jersey       07474-0980
- - - -----------------------------------------------------------------------
 (Address of principal executive offices)                     Zip Code


Registrant's telephone number, including area code       (201) 305-9400
                                                      -----------------

None
- - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                              ------           ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                            Outstanding at August 5, 1994
- - - ----------------------------------         -------------------------------------

Common stock, par value $0.01 per share                         100

                      FORMICA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                      June 30, 1994          December 31, 1993
                                      -------------          -----------------
ASSETS                                 (unaudited)
- - - ------
CURRENT ASSETS:
  Cash and cash equivalents              $  2,445                 $  2,446
  Accounts receivable, net                 88,533                   81,350
  Inventories, net                         84,259                   67,678
  Other current assets                     17,119                   18,150
                                         --------                 --------
      TOTAL CURRENT ASSETS                192,356                  169,624
                                         --------                 --------

PROPERTY, PLANT AND EQUIPMENT, NET        210,903                  212,120
GOODWILL, NET                              37,690                   38,231
TRADEMARKS AND PATENTS, NET                90,114                   92,024
DEFERRED CHARGES AND OTHER ASSETS          32,754                   29,632
                                         --------                 --------
                                         $563,817                 $541,631
                                         ========                 ========


LIABILITIES AND STOCKHOLDER'S EQUITY
- - - ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                  $ 14,334                 $ 11,351
  Accounts payable                         36,813                   40,313
  Accrued compensation                     28,215                   24,678
  Other accrued liabilities                12,285                   13,846
  Income taxes payable                      3,001                    2,367
                                         --------                 --------
    TOTAL CURRENT LIABILITIES              94,648                   92,555
                                         --------                 --------

LONG-TERM DEBT                            273,544                  255,180
                                         --------                 --------
OTHER LONG-TERM LIABILITIES                15,757                   15,849
                                         --------                 --------
DEFERRED INCOME TAXES                      97,146                   97,685
                                         --------                 --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock; 100 shares
    outstanding                              -                        -
  Preferred stock; none outstanding          -                        -
  Capital in excess of par value          116,879                  116,879
  Accumulated deficit                     (18,147)                 (18,747)
  Cumulative translation adjustment       (16,010)                 (17,770)
                                         --------                 --------
    TOTAL STOCKHOLDER'S EQUITY             82,722                   80,362
                                         --------                 --------
                                         $563,817                 $541,631
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

                      FORMICA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                For the Three Month Periods
                                                       Ended June 30,
                                               ------------------------------

                                                1994                  1993
                                                ----                  ----
Net sales                                   $124,143              $112,490
Cost of sales                                 84,964                79,670
                                            --------              --------
  Gross profit                                39,179                32,820

Selling, general and
 administrative expenses                      26,574                24,226
                                            --------              --------
  Operating income                            12,605                 8,594

Other income, net                              1,091                 1,859
                                            --------              --------
  Income before interest expense
    and income taxes                          13,696                10,453

Interest expense                               9,917                12,220
                                            --------              --------
  Income (loss) before income taxes            3,779                (1,767)

Income tax provision                           1,235                   268
                                            --------              --------

Net income (loss)                           $  2,544              $ (2,035)
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

                      FORMICA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                For the Six Month Periods
                                                      Ended June 30,
                                             ------------------------------

                                               1994                 1993
                                               ----                 ----
Net sales                                   $231,735              $215,673
Cost of sales                                161,248               153,421
                                            --------              --------
  Gross profit                                70,487                62,252

Selling, general and
 administrative expenses                      51,211                48,279
                                            --------              --------
  Operating income                            19,276                13,973

Other income, net                              1,878                 2,468
                                            --------              --------
  Income before interest expense,
    income taxes and accounting change        21,154                16,441

Interest expense                              19,542                24,134
                                            --------              --------
  Income (loss) before income taxes
    and accounting change                      1,612                (7,693)

Income tax provision (benefit)                 1,012                (2,925)
                                            --------              --------
  Income (loss) before accounting change         600                (4,768)

Accounting change - cumulative
 effect to January 1, 1993, of
 accounting for income taxes                    -                   (2,850)
                                            --------              --------

Net income (loss)                           $    600              $ (1,918)
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

                      FORMICA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                 For the Six Month Periods
                                                       Ended June 30,
                                              ------------------------------

                                                1994                 1993
                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $    600             $ (1,918)
  Depreciation and amortization                 11,904               12,355
  Amortization of Subordinated
    Discount Debentures and deferred
    financing costs                              7,995                7,198
  Deferred income taxes                           (795)              (8,235)
  Changes in operating assets and
    liabilities, net                           (27,101)             (22,847)
                                              --------             --------
      Net cash used in operating
         activities                             (7,397)             (13,447)
                                              --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net short-term borrowings (payments)           4,806                 (419)
  Net borrowings under bank credit
    agreements                                  11,612               18,027
  Other, net                                    (2,314)                (356)
                                              --------             --------
      Net cash provided by financing
          activities                            14,104               17,252
                                              --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                                   (6,757)              (2,655)
  Other, net                                        49                   65
                                              --------             --------
      Net cash used in investing
        activities                              (6,708)              (2,590)
                                              --------             --------

Effect of exchange rate changes on cash           -                     (32)
                                              --------             --------

Net change in cash and cash equivalents             (1)               1,183

Cash and cash equivalents at beginning
  of period                                      2,446                  867
                                              --------             --------

Cash and cash equivalents at end of
  period                                      $  2,445             $  2,050
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

(3) INVENTORIES, NET

Major classes of inventories were as follows:

                                           June 30,       December 31,
                                             1994            1993
                                             ----            ----
                                                (in thousands)
Raw materials                               $29,157         $26,665
Work in process                              11,167           9,627
Finished goods                               43,935          31,386
                                            -------         -------
                                            $84,259         $67,678
                                            =======         =======

(4)   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment balances were as follows:


                                           June 30,       December 31,
                                             1994            1993
                                             ----            ----
                                                (in thousands)
Land and improvements                      $ 16,433        $ 15,355
Buildings and improvements                   46,400          46,439
Machinery and equipment                     235,424         228,403
                                           --------        --------
                                            298,257         290,197
Less - accumulated depreciation             (87,354)        (78,077)
                                           --------        --------
                                           $210,903        $212,120
                                           ========        ========

(5)  LONG-TERM DEBT

Long-term debt consisted of the following:

                                           June 30,       December 31,
                                             1994            1993
                                             ----            ----
                                                (in thousands)
Bank Credit Agreements                     $ 77,254        $ 65,542
Senior Subordinated Notes                   100,000         100,000
Subordinated Discount Debentures             92,416          85,681
Other long-term debt                          3,874           3,957
                                           --------        --------
                                           $273,544        $255,180
                                           ========        ========


(6)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the six month periods ended June 30, 1994 and 1993, the Company paid interest of $11.5 million and $17.3 million and income taxes of $0.9 million and $0.6 million, respectively.


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

                      FORMICA CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
SECOND QUARTER ENDED 6-30-94 VERSUS SECOND QUARTER ENDED 6-30-93

Net sales for the second quarter of 1994 increased $11.7 million, or 10.4% as compared with the same quarter in 1993. When adjusted for the effects of foreign currency exchange rate fluctuations, net sales increased $15.1 million, or 13.4% for the quarter. Domestic net sales rose $4.7 million, or 7.8% above the comparable 1993 period primarily due to an increase in unit volumes. Quarterly net sales in the international segment increased by $7.0 million, or 13.2%. Excluding the impact of foreign exchange, international net sales increased $10.4 million, or 19.8%, primarily as a result of increased unit volumes.

Cost of sales for the second quarter of 1994 increased $5.3 million, or 6.6% over 1993. When adjusted for foreign exchange effects, cost of sales increased $7.7 million, or 9.7%. Domestic cost of sales increased $1.0 million, or 2.2% primarily as a result of increased unit volumes. International cost of sales increased $4.3 million, or 11.8% for the second quarter. When adjusted for the effects of foreign exchange, international cost of sales increased $6.7 million, or 18.4%, principally attributable to an increase in unit volumes.

Selling, general and administrative expenses for the second quarter of 1994 increased $2.3 million, or 9.7% when compared to the same period in 1993. When adjusted for the effects of foreign exchange, selling, general and administrative expenses increased $3.0 million, or 12.6%. Domestic selling, general and administrative expenses increased $1.9 million, or 14.5%, primarily as a result of higher distribution costs associated with the increase in unit volumes. International selling, general and administrative expenses increased $0.4 million, or 4.1%, as compared to the second quarter of 1993. When adjusted for foreign exchange effects, international selling, general and administrative expenses increased $1.1 million, or 10.3%, primarily as a result of higher selling and distribution costs associated with increased unit volumes.

Income Before Interest and Taxes ("EBIT") for the second quarter of 1994 increased $3.2 million, or 31.0%, when compared to the second quarter of 1993. When adjusted for the effects of foreign exchange, EBIT increased $3.5 million, or 33.4%. Domestic EBIT increased $1.0 million, or 13.8%, primarily as a result of the increase in net sales. International EBIT increased $2.2 million, or 74.4%, for the second quarter. When adjusted for the effects of foreign exchange, international EBIT increased $2.5 million, or 82.9%, primarily as a result of the increase in net sales associated with higher unit volumes in Europe and Asia.

The decrease of approximately $2.3 million in interest expense for the second quarter of 1994 as compared to the same period in 1993 was primarily attributable to the effects of lower bank debt outstanding in the second quarter of 1994. The income tax provision for the second quarter of 1994 increased by approximately $1.0 million as compared to the second quarter of 1993, primarily as a result of higher income before income taxes.

SIX MONTH PERIOD ENDED 6-30-94 VERSUS SIX MONTH PERIOD ENDED 6-30-93

Net sales for the first half of 1994 increased $16.1 million, or 7.4% as compared with the same period in 1993. When adjusted for the effects of foreign currency exchange rate fluctuations, net sales increased $22.9 million, or 10.6% for the six month period. Domestic net sales rose $8.2 million, or 7.0%, above the comparable 1993 period, primarily due to higher unit volumes. Net sales in the international segment increased by $7.9 million, or 7.9%, when compared to the same period in 1993. Excluding the impact of foreign exchange, international net sales increased $14.7 million, or 14.9%, primarily due to increased unit volumes.

Cost of sales for the first half of 1994 increased $7.8 million, or 5.1% above 1993. When adjusted for foreign exchange effects, cost of sales increased $12.7 million, or 8.3%. Domestic cost of sales increased $4.2 million, or 5.0%, primarily as a result of increased unit volumes. International cost of sales increased $3.6 million, or 5.2%, for the period. When adjusted for the impact of foreign exchange, international cost of sales increased by $8.5 million, or 12.0%, primarily due to increased unit volumes.

Selling, general and administrative expenses for the first half of 1994 increased $2.9 million, or 6.1%, when compared to the same period in 1993. When adjusted for the effects of foreign exchange, selling, general and administrative expenses increased $4.4 million, or 9.1% The increase in domestic selling, general and administrative expenses of $2.7 million, or 10.1%, was primarily attributable to increased distribution expenses due to higher unit volumes. International selling, general and administrative expenses increased $0.2 million, or 1.2%, compared to the first half of 1993. When adjusted for foreign exchange effects, international selling, general and administrative expenses rose $1.7 million, or 7.9%, due to increased selling and distribution costs associated with higher unit volumes.

EBIT for the first half of 1994 increased $4.7 million, or 28.7%, above the first half of 1993. EBIT increased $5.1 million, or 31.1%, when adjusted for the effects of foreign exchange. Domestic EBIT increased $0.9 million, or 6.9%, as compared with the same period in 1993, primarily as a result of the aforementioned increase in net sales. International EBIT for the period was $3.8 million higher than last year. When adjusted for the impact of foreign exchange, international EBIT increased $4.2 million primarily as a result of the increase in net sales associated with higher unit volumes in Europe and Asia.

The decrease of approximately $4.6 million in interest expense for the first half of 1994 as compared to the same period in 1993 was principally attributable to lower bank debt outstanding in 1994. The income tax provision for the first half of 1994 changed by approximately $3.9 million as compared to the income tax benefit for the first half of 1993, primarily due to higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1994 the Company's working capital was $97.7 million, representing an increase of $20.6 million, or 26.8%, from the amount at December 31, 1993. Exclusive of the impact of foreign currency exchange effects, the Company's working capital increased $20.4 million, or 26.4%, from the amount at December 31, 1993. The increase in working capital was primarily due to higher accounts receivable and inventory balances and lower levels of accounts payable, partially offset by an increase in short-term borrowings. The increase in accounts receivable is primarily attributable to the increase in sales. The increase in inventory resulted from management's efforts to increase quantities on hand in order to meet current and anticipated future volume demands. The additional short-term borrowings were primarily used to reduce accounts payable.

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

On September 27, 1993, Holdings consummated a private placement of $50 million of 13-1/8% Accrual Debentures due September 15, 2005. Interest on the Accrual Debentures will accrue and compound on a semi-annual basis and will be payable in cash on September 15, 1998 in an aggregate amount of approximately $44 million. Thereafter, interest will be payable on March 15 and September 15 of each year. Using funds received from the closing of the private placement, Holdings made a capital contribution of $47.5 million to Formica in 1993. The $47.5 million capital contribution was then used by Formica to pay down debt outstanding under the CIBC Credit Agreements. After the private placement was completed, Holdings filed a registration statement with the SEC, and upon the registration statement being declared effective, Holdings exchanged the privately placed Accrual Debentures for identical publicly registered Debentures.

As of June 30, 1994, utilizing foreign currency exchange rates in effect at that time, the Company had approximately $61.7 million of available and unused principal borrowing commitments for both revolving credit and working capital purposes over and above the $84.5 million of outstanding borrowings under the CIBC Credit Agreements and other local bank borrowing arrangements.

Payments of principal and interest under the various debt instruments will be the Company's largest use of funds for the foreseeable future. Funds generated from operations and borrowings are expected to be adequate to fund the Company's debt service obligations, capital expenditures and working capital requirements. Borrowings under the CIBC Credit Agreements bear interest at floating rates which averaged approximately 8.7% for the six month period ended June 30, 1994. Formica has interest rate swap agreements outstanding at June 30, 1994 on approximately $18.6 million of borrowings at an average interest rate of approximately 11.9%. The average interest rate of borrowings under the CIBC Credit Agreements for the six month period ended June 30, 1994, after taking into consideration the adverse impact of the interest rate swap agreements, approximated 10.0%.

The Company's percentage of long-term debt to total capital (long-term debt and stockholder's equity) changed from 76.1% at December 31, 1993 to 76.8% at June 30, 1994. The Company believes that it has adequate resources from operations and unused credit facilities to fund its operations and expected future capital expenditures through the expiration of the CIBC Credit Agreements.

LIQUIDITY AND CAPITAL RESOURCES  -  (CON'T)

Indebtedness of the Company's subsidiaries under the CIBC Credit Agreements is due in full in September 1997, while the working capital facility of $15.0 million matures in September 1994. The 14% Senior Subordinated Notes are due in 1999 and require a sinking fund payment on October 1, 1998 to redeem $40.0 million of the aggregate principal amount of such notes and the 15 3/4% Subordinated Discount Debentures are due in 2001 and require a sinking fund payment on October 1, 2000 to redeem $38.4 million of the aggregate principal amount of such debentures. Interest on the Accrual Debentures is payable in cash on September 15, 1998 in an aggregate amount of approximately $44.0 million. See Note 4 to the Company's Consolidated Financial Statements for additional information with respect to bank revolving credit facilities and other long-term debt.

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

The exhibits filed with this report are listed on the Index to Exhibits.

No reports were required to be filed on Form 8-K during the quarter for which this report is filed.

                      FORMICA CORPORATION AND SUBSIDIARIES
                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    FORMICA CORPORATION




Dated:   August 11, 1994                            By:  /s/ David Schneider
                                                        --------------------
                                                        David Schneider
                                                        Vice President and
                                                        Chief Financial Officer
                                                        and Chief Accounting
                                                        Officer

EXHIBIT NO.                                               INDEX TO EXHIBITS
- - - -----------                                               -----------------
4.29 (a)   Amendment, dated as of April 14, 1994, to the Loan Agreement dated November 30, 1990 by and among Credit Lyonnais, Taipei
           Branch and Formica Taiwan Corporation.

4.30 (a)   Short Term Line of Credit Facility Letter Agreement dated April 14, 1994 between Credit Lyonnais, Taipei Branch and
           Formica Taiwan Corporation.



- - - --------------------------------------------------------

                     (a) Previously filed as an Exhibit to FM Holdings Inc.'s Form 10-Q for the quarter ended June 30, 1994 as the Exhibit No. indicated and hereby incorporated by reference.