Form 10-Q
period 1994-09-30
FORMICA CORP
filed 1994-11-14
CIK 814241

                       SECURITIES AND EXCHANGE COMMISSION

                     Judiciary Plaza, 450 Fifth Street N.W.

                            Washington, D.C.  20549

                -----------------------------------------------

                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994           Commission File No.       1-9557
                  ------------------                               ------------

                             FORMICA CORPORATION
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



 Delaware                                            34-1046753
- ----------------------------------          -----------------------------------
 (State or other jurisdiction of            I.R.S. Employer Identification No.
  incorporation or organization)


 Oak Hill Park, 1680 Route 23 North, Wayne, New Jersey      07474-0980
- ----------------------------------------------------------------------

 (Address of principal executive offices)               Zip Code


    Registrant's telephone number, including area code       (201) 305-9400
                                                        -----------------------

None
- -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X          No
                               -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

              Class                        Outstanding at November 4, 1994
- ---------------------------------------   --------------------------------------

Common stock, par value $0.01 per share                         100

                     FORMICA CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)



                                      September 30, 1994       December 31, 1993
                                      ------------------       -----------------
ASSETS                                 (unaudited)
- ------
CURRENT ASSETS:
  Cash and cash equivalents              $  4,047                 $  2,446
  Accounts receivable, net                 89,544                   81,350
  Inventories, net                         94,162                   67,678
  Other current assets                     17,749                   18,150
                                         --------                 --------
      TOTAL CURRENT ASSETS                205,502                  169,624
                                         --------                 --------

PROPERTY, PLANT AND EQUIPMENT, NET        216,000                  212,120
GOODWILL, NET                              37,419                   38,231
TRADEMARKS AND PATENTS, NET                89,287                   92,024
DEFERRED CHARGES AND OTHER ASSETS          32,631                   29,632
                                         --------                 --------
                                         $580,839                 $541,631
                                         ========                 ========


LIABILITIES AND STOCKHOLDER'S EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                  $ 18,937                 $ 11,351
  Accounts payable                         43,306                   40,313
  Accrued compensation                     28,736                   24,678
  Other accrued liabilities                10,752                   13,846
  Income taxes payable                      3,064                    2,367
                                         --------                 --------
    TOTAL CURRENT LIABILITIES             104,795                   92,555
                                         --------                 --------

LONG-TERM DEBT                            273,086                  255,180
                                         --------                 --------
OTHER LONG-TERM LIABILITIES                16,825                   15,849
                                         --------                 --------
DEFERRED INCOME TAXES                      98,396                   97,685
                                         --------                 --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Common stock; 100 shares
    outstanding                              -                        -
  Preferred stock; none outstanding          -                        -
  Capital in excess of par value          116,879                  116,879
  Accumulated deficit                     (16,938)                 (18,747)
  Cumulative translation adjustment       (12,204)                 (17,770)
                                         --------                 --------
    TOTAL STOCKHOLDER'S EQUITY             87,737                   80,362
                                         --------                 --------
                                         $580,839                 $541,631
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

                      FORMICA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                               For the Three Month Periods
                                                   Ended September 30,
                                             ------------------------------

                                                1994                  1993
                                                ----                  ----
Net sales                                   $121,299              $109,499
Cost of sales                                 85,618                79,989
                                            --------              --------
  Gross profit                                35,681                29,510

Selling, general and
 administrative expenses                      27,177                24,472
                                            --------              --------
  Operating income                             8,504                 5,038

Other income, net                              5,134                 3,816
                                            --------              --------
  Income before interest expense
    and income taxes                          13,638                 8,854

Interest expense                               9,927                13,387
                                            --------              --------
  Income (loss) before income taxes            3,711                (4,533)

Income tax provision (benefit)                 2,502                (1,141)
                                            --------              --------

Net income (loss)                           $  1,209              $ (3,392)
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

                      FORMICA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                              For the Nine Month Periods
                                                  Ended September 30,
                                            ------------------------------

                                                1994                  1993
                                                ----                  ----
Net sales                                   $353,034              $325,172
Cost of sales                                246,866               233,410
                                            --------              --------
  Gross profit                               106,168                91,762

Selling, general and
 administrative expenses                      78,388                72,751
                                            --------              --------
  Operating income                            27,780                19,011

Other income, net                              7,012                 6,284
                                            --------              --------
  Income before interest expense,
    income taxes and accounting change        34,792                25,295

Interest expense                              29,469                37,521
                                            --------              --------
  Income (loss) before income taxes
    and accounting change                      5,323               (12,226)

Income tax provision (benefit)                 3,514                (4,066)
                                            --------              --------
  Income (loss) before accounting change       1,809                (8,160)

Accounting change - cumulative
 effect to January 1, 1993, of
 accounting for income taxes                    -                   (2,850)
                                            --------              --------

Net income (loss)                           $  1,809              $ (5,310)
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

                      FORMICA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                 For the Nine Month Periods
                                                     Ended September 30,
                                                 ---------------------------

                                                1994                 1993
                                                ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           $  1,809             $ (5,310)
  Depreciation and amortization                 17,881               18,175
  Amortization of Subordinated
    Discount Debentures and deferred
    financing costs                             12,120               12,926
  Deferred income taxes                            306               (7,979)
  Changes in operating assets and
    liabilities, net                           (31,243)             (26,282)
                                              --------             --------
      Net cash provided by (used in)
         operating activities                      873               (8,470)
                                              --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution from
    FM Holdings Inc.                                 -               47,000
  Net short-term borrowings                      9,048                6,459
  Net borrowings (payments) under bank
    credit agreements                            5,573              (38,190)
  Other, net                                    (2,503)                (328)
                                              --------             --------
      Net cash provided by financing
          activities                            12,118               14,941
                                              --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and
    equipment                                  (11,451)              (4,257)
  Other, net                                       122                 (466)
                                              --------             --------
      Net cash used in investing
        activities                             (11,329)              (4,723)
                                              --------             --------

Effect of exchange rate changes on cash            (61)                  39
                                              --------             --------

Net change in cash and cash equivalents          1,601                1,787

Cash and cash equivalents at beginning
  of period                                      2,446                  867
                                              --------             --------

Cash and cash equivalents at end of
  period                                      $  4,047             $  2,654
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

(3) INVENTORIES, NET

Major classes of inventories were as follows:

                                         September 30,    December 31,
                                             1994            1993
                                             ----            ----
                                                (in thousands)
Raw materials                               $32,014         $26,665
Work in process                              11,023           9,627
Finished goods                               51,125          31,386
                                            -------         -------
                                            $94,162         $67,678
                                            =======         =======

(4)   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment balances were as follows:


                                         September 30,    December 31,
                                             1994            1993
                                             ----            ----
                                                (in thousands)
Land and improvements                      $ 16,615        $ 15,355
Buildings and improvements                   49,320          46,439
Machinery and equipment                     242,736         228,403
                                           --------        --------
                                            308,671         290,197
Less - accumulated depreciation             (92,671)        (78,077)
                                           --------        --------
                                           $216,000        $212,120
                                           ========        ========

(5)  LONG-TERM DEBT

Long-term debt consisted of the following:

                                        September 30,     December 31,
                                             1994            1993
                                             ----            ----
                                                (in thousands)
Bank Credit Agreements                     $ 73,155        $ 65,542
Senior Subordinated Notes                   100,000         100,000
Subordinated Discount Debentures             95,910          85,681
Other long-term debt                          4,021           3,957
                                           --------        --------
                                           $273,086        $255,180
                                           ========        ========


(6)  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine month periods ended September 30, 1994 and 1993, the Company paid interest of $20.8 million and $27.8 million and income taxes of $0.7 million and $1.6 million, respectively.


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

(8)   OTHER INCOME, NET

Included in other income, net for the three month period ended September 30, 1994 was approximately $3.0 million relating to the sale of emission reduction credits generated at the Company's Rocklin, California facility. Other income, net for the three month period ended September 30, 1993 included $1.9 million relating to the reversal of other long-term liabilities associated with reserves attributable to the realization of the Company's investment in a product line which, based upon current and anticipated operating results, management believed were no longer needed.

(9)   SUBSEQUENT EVENT

The Company has entered into a new credit agreement, dated as of October 21, 1994, with Bankers Trust Company, as managing agent, and other lenders providing for borrowings of up to $370 million in the United States and by the Company's Canadian, French, Spanish and United Kingdom subsidiaries (the "BT Co. Credit Agreement"). The multicurrency facility consists of a $80 million revolving credit loan providing for up to $50 million in foreign currency borrowings, a $115 million Term A loan providing for up to $75 million in foreign currency borrowings, and a $175 million Term B loan. The revolving credit loan and Term A loan bear interest at floating rates and mature in five years. The Term B loan bears interest at floating rates and matures in seven years. The Term A and Term B loans require quarterly amortization payments as provided for in the BT Co. Credit Agreement. Within 90 days of the closing, the Company is also required to enter into interest rate hedging agreements for a minimum of three years for approximately 50% of the outstanding indebtedness under the Term A and Term B loans.

On October 26, 1994, the Company drew down approximately $100 million in various foreign currencies under the BT Co. Credit Agreement to pay down all of the outstanding indebtedness under the CIBC Credit Agreements which were terminated at that time. Additionally, Formica issued a redemption notice to redeem on November 17, 1994 its $100 million 14.0% Senior Subordinated Notes and $95.9 million 15 3/4% Subordinated Discount Debentures, including a call premium of 4% and 3%, respectively, with accrued interest to the redemption date. The remaining commitments under the Term A and Term B loans of the BT Co. Credit Agreement will be drawn to redeem the Senior Subordinated Notes and Subordinated Discount Debentures.

(9)  SUBSEQUENT EVENT (CON'T)

In connection with the aforementioned pay down of the outstanding indebtedness under the CIBC Credit Agreements and the redemption of the $100 million 14.0% Senior Subordinated Notes and $95.9 million 15 3/4% Subordinated Discount Debentures, the related unamortized deferred financing costs will be written-off, net of taxes, in the fourth quarter of 1994. Additionally, the payment of the call premiums, net of taxes, will be recorded as an extraordinary item in the fourth quarter of 1994.

                      FORMICA CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
THIRD QUARTER ENDED 9-30-94 VERSUS THIRD QUARTER ENDED 9-30-93

Net sales for the third quarter of 1994 increased $11.8 million, or 10.8%, as compared with the same quarter in 1993. When adjusted for the effects of foreign currency exchange rate fluctuations, net sales increased $12.4 million, or 11.3%, for the quarter. Domestic net sales rose $4.1 million, or 6.8%, above the comparable 1993 period primarily due to an increase in unit volumes. Quarterly net sales in the international segment increased by $7.7 million, or 15.8%. Excluding the impact of foreign exchange, international net sales increased $8.3 million, or 17.0%, primarily as a result of increased unit volumes.

Cost of sales for the third quarter of 1994 increased $5.6 million, or 7.0%, over 1993. When adjusted for foreign exchange effects, cost of sales increased $6.0 million, or 7.5%. Domestic cost of sales increased $0.7 million, or 1.6%, primarily as a result of increased unit volumes. International cost of sales increased $4.9 million, or 13.9% for the third quarter. When adjusted for the effects of foreign exchange, international cost of sales increased $5.3 million, or 15.0%, principally attributable to an increase in unit volumes.

Selling, general and administrative expenses for the third quarter of 1994 increased $2.7 million, or 11.1%, when compared to the same period in 1993. When adjusted for the effects of foreign exchange, selling, general and administrative expenses increased $2.8 million, or 11.2%. Domestic selling, general and administrative expenses increased $1.6 million, or 11.4%, primarily as a result of higher selling and distribution costs associated with the increase in unit volumes. International selling, general and administrative expenses increased $1.1 million, or 10.5%, as compared to the third quarter of 1993. When adjusted for foreign exchange effects, international selling, general and administrative expenses increased $1.2 million, or 11.0%, primarily as a result of higher selling and distribution costs associated with increased unit volumes.

Income Before Interest and Taxes ("EBIT") for the third quarter of 1994 increased $4.8 million, or 54.0%, when compared to the third quarter of 1993. When adjusted for the effects of foreign exchange, EBIT increased approximately $4.8 million, or 54.2%. Domestic EBIT increased $2.6 million, or 39.1%, primarily as a result of higher net sales, approximately $3.0 million of other income resulting from the sale of emission reduction credits (See Note 8), offset by approximately $1.9 million of other income recorded in the third quarter of 1993 resulting from the reversal of reserves (See Note 8). International EBIT increased $2.2 million, or 95.9%, for the third quarter. When adjusted for the effects of foreign exchange, international EBIT increased approximately $2.2 million, or 96.8%, primarily as a result of the increase in net sales associated with higher unit volumes in Europe and Asia.

The decrease of approximately $3.5 million in interest expense for the third quarter of 1994 as compared to the same period in 1993 was primarily attributable to the effects of lower bank debt outstanding in the third quarter of 1994. The income tax provision for the third quarter of 1994 increased by approximately $3.6 million as compared to the third quarter of 1993, primarily as a result of higher taxable income before income taxes.

During October, 1994, the Company entered into a new credit agreement with Bankers Trust Company, as managing agent, and other lenders. See "Note 9 - Subsequent Event" to the Condensed Consolidated Financial Statements and the liquidity and capital section of Management's Discussion and Analysis for a further description of this facility.

NINE MONTH PERIOD ENDED 9-30-94 VERSUS NINE MONTH PERIOD ENDED 9-30-93

Net sales for the first nine months of 1994 increased $27.9 million, or 8.6%, as compared with the same period in 1993. When adjusted for the effects of foreign currency exchange rate fluctuations, net sales increased $35.3 million, or 10.8%, for the nine month period. Domestic net sales rose $12.4 million, or 6.9%, above the comparable 1993 period, primarily due to higher unit volumes. Net sales in the international segment increased by $15.5 million, or 10.5%, when compared to the same period in 1993. Excluding the impact of foreign exchange, international net sales increased $22.9 million, or 15.6%, primarily due to increased unit volumes.

Cost of sales for the first nine months of 1994 increased $13.5 million, or 5.8%, above 1993. When adjusted for foreign exchange effects, cost of sales increased $18.7 million, or 8.0%. Domestic cost of sales increased $4.9 million, or 3.8%, primarily as a result of increased unit volumes. International cost of sales increased $8.6 million, or 8.1%, for the period. When adjusted for the impact of foreign exchange, international cost of sales increased by $13.8 million, or 13.0%, primarily due to increased unit volumes.

Selling, general and administrative expenses for the first nine months of 1994 increased $5.6 million, or 7.7%, when compared to the same period in 1993. When adjusted for the effects of foreign exchange, selling, general and administrative expenses increased $7.1 million, or 9.8% The increase in domestic selling, general and administrative expenses of $4.3 million, or 10.5%, was primarily attributable to increased distribution expenses due to higher unit volumes. International selling, general and administrative expenses increased $1.3 million, or 4.2%, compared to the first nine months of 1993. When adjusted for foreign exchange effects, international selling, general and administrative expenses rose $2.8 million, or 8.8%, due to increased selling and distribution costs associated with higher unit volumes.

EBIT for the first nine months of 1994 increased $9.5 million, or 37.5%, above the first nine months of 1993. EBIT increased $9.9 million, or 39.2%, when adjusted for the effects of foreign exchange. Domestic EBIT increased $3.5 million, or 17.9%, as compared with the same period in 1993, primarily as a result of higher net sales, the aforementioned sale of emission reduction credits (See Note 8), offset by approximately $1.9 million of other income recorded in the third quarter of 1993 resulting from the reversal of reserves (See Note 8). International EBIT for the period was $6.0 million higher, or more than double the 1993 level. When adjusted for the impact of foreign exchange, international EBIT increased $6.4 million, or more than double the 1993 level, primarily as a result of the increase in net sales associated with higher unit volumes in Europe and Asia.

The decrease of approximately $8.1 million in interest expense for the first nine months of 1994 as compared to the same period in 1993 was principally attributable to lower bank debt outstanding in 1994. The income tax provision for the first nine months of 1994 changed by approximately $7.6 million as compared to the income tax benefit for the first nine months of 1993, primarily due to higher taxable income before income taxes.

During October, 1994, the Company entered into a new credit agreement with Bankers Trust Company, as managing agent, and other lenders. See "Note 9 - Subsequent Event" to the Condensed Consolidated Financial Statements and the liquidity and capital section of Management's Discussion and Analysis for a further description of this facility.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1994 the Company's working capital was $100.7 million, representing an increase of $23.6 million, or 30.7%, from the amount at December 31, 1993. Exclusive of the impact of foreign currency exchange effects, the Company's working capital increased $21.4 million, or 27.7%, from the amount at December 31, 1993. The increase in working capital was primarily due to higher accounts receivable and inventory balances, partially offset by an increase in short-term borrowings. The increase in accounts receivable is primarily attributable to the increase in sales. The increase in inventory resulted from management's efforts to increase quantities on hand in order to meet current and anticipated future volume demands. The additional short-term borrowings were primarily used to pay the Company's semi-annual interest payment of $7.0 million on the 14% Senior Subordinated Notes.

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

As of September 30, 1994, utilizing foreign currency exchange rates in effect at that time, the Company had approximately $53.2 million of available and unused principal borrowing commitments for both revolving credit and working capital purposes over and above the $82.1 million of outstanding borrowings under the CIBC Credit Agreements and other local bank borrowing arrangements.

Borrowings under the CIBC Credit Agreements bear interest at floating rates which averaged approximately 8.8% for the nine month period ended September 30, 1994. Formica has interest rate swap agreements outstanding at September 30, 1994 on approximately $19.2 million of borrowings at an average interest rate of approximately 11.9%. The average interest rate of borrowings under the CIBC Credit Agreements for the nine month period ended September 30, 1994, after taking into consideration the adverse impact of the interest rate swap agreements, approximated 10.2%. See Note 4 to the Company's Consolidated Financial Statements as of December 31, 1993 for additional information with respect to bank revolving credit facilities and other long-term debt.

The Company has entered into a new credit agreement, dated as of October 21, 1994, with Bankers Trust Company, as managing agent, and other lenders providing for borrowings of up to $370 million in the United States and by the Company's Canadian, French, Spanish and United Kingdom subsidiaries (the "BT Co. Credit Agreement"). The multicurrency facility consists of a $80 million revolving credit loan providing for up to $50 million in foreign currency borrowings, a $115 million Term A loan providing for up to $75 million in foreign currency borrowings, and a $175 million Term B loan. The revolving credit loan and Term A loan bear interest at floating rates and mature in five years. The Term B loan bears interest at floating rates and matures in seven years. The Term A and Term B loans require quarterly amortization payments as provided for in the BT Co. Credit Agreement. Within 90 days of the closing, the Company is also required to enter into interest rate hedging agreements for a minimum of three years for approximately 50% of the outstanding indebtedness under the Term A and Term B loans.

LIQUIDITY AND CAPITAL RESOURCES  -  (CON'T)

On October 26, 1994, the Company drew down approximately $100 million in various foreign currencies under the BT Co. Credit Agreement to pay down all of the outstanding indebtedness under the CIBC Credit Agreements, which were terminated at that time. Additionally, Formica issued a redemption notice to redeem on November 17, 1994 its $100 million 14.0% Senior Subordinated Notes and $95.9 million 15 3/4% Subordinated Discount Debentures, including a call premium of 4% and 3%, respectively, with accrued interest to the redemption date. The remaining commitments under the Term A and Term B loans of the BT Co. Credit Agreement will be drawn to redeem the Senior Subordinated Notes and Subordinated Discount Debentures.

The Company's percentage of long-term debt to total capital (long-term debt and stockholder's equity) changed from 76.1% at December 31, 1993 to 75.7% at September 30, 1994. Payments of principal and interest under the various debt instruments will be the Company's largest use of funds for the foreseeable future. Funds generated from operations and borrowings are expected to be adequate to fund the Company's debt service obligations, capital expenditures and working capital requirements. The Company believes that it has adequate resources from operations and unused credit facilities to fund its operations and expected future capital expenditures through the expiration of the BT Co. Credit Agreement.

                      FORMICA CORPORATION AND SUBSIDIARIES
                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

ITEM 2.  CHANGES IN SECURITIES

On October 26, 1994, Holdings and United Jersey Bank, as Trustee, entered into the First Supplemental Indenture to the Indenture dated as of September 27, 1993 for the $50 million 13 1/8% Accrual Debentures due 2005. The First Supplemental Indenture eliminated certain restrictions contained in the Indenture on the incurrence of debt pursuant to the BT Co. Credit Agreement.

Since a portion of the debt of Formica and its subsidiaries under the BT Co. Credit Agreement did not constitute "Refinancing Debt" for the purposes of the Indenture, the limitations on debt contained in Section 3.5(b) of the Indenture prohibited the incurrence of the full amount of such debt pursuant to said
Section 3.5(b).  Among other things, the Indenture required Refinancing Debt to
(a) be the obligation of the same Person as the debt being refinanced, (b) be secured only to the extent, and by the assets, that the debt being refinanced is secured and (c) have a later maturity and a longer average life than the debt being refinanced. Because the 14% Senior Subordinated Notes and the 15-3/4% Subordinated Discount Debentures, unlike the extensions of credit under the BT Co. Credit Agreement, are not guaranteed by the subsidiaries of Formica, are unsecured and do not amortize until one year prior to final maturity, the portion of the debt under the BT Co. Credit Agreement incurred in order to refinance such existing debt did not fit within these parameters. The First Supplemental Indenture expressly included as "Refinancing Debt" all debt incurred by Formica and its subsidiaries under the BT Co. Credit Agreement and any refinancings thereof.

In addition, Section 3.8 of the Indenture, subject to certain exceptions, prohibited Holdings or any of its subsidiaries from entering into any consensual encumbrance on the ability of any subsidiary to (a) pay dividends on its capital stock, (b) make payments in respect of any debt owed to Holdings or its subsidiaries, (c) make loans or advances to Holdings or its subsidiaries or
(d) transfer assets to Holdings or its subsidiaries. The First Supplemental Indenture amended Section 3.8 of the Indenture in order to provide Holdings with additional flexibility, in connection with the incurrence of Refinancing Debt (including the BT Co. Credit Agreement), to enable its subsidiaries to agree to restrictions of the kind described in clauses (c) and (d) of the preceding sentence.

The payment of dividends by Formica to Holdings to enable it to pay interest on its 13-1/8% Accrual Debentures, which was prohibited by Formica's credit facilities with Canadian Imperial Bank of Commerce, is permitted by the BT Co. Credit Agreement subject to the absence of defaults and satisfaction of leverage and interest coverage tests. The tests have been set at levels which require Formica to decrease leverage and increase interest coverage, as compared to present levels, prior to the time interest becomes payable in respect of the Accrual Debentures.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

FORMICA CORPORATION AND SUBSIDIARIES
PART II.  OTHER INFORMATION (CON'T.)



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


                                          FORMICA CORPORATION




Dated:   November 10, 1994                By: /s/ David Schneider
                                              --------------------
                                              David Schneider
                                              Vice President and
                                              Chief Financial Officer
                                              and Chief Accounting
                                              Officer

EXHIBIT NO.                                               INDEX TO EXHIBITS
- -----------                                               -----------------
4.31 (a)   Form of Credit Agreement, with exhibits, dated as of October 21, 1994 by and among FM Holdings Inc., Formica Corporation, each Subsidiary Borrower, the Banks party thereto from time to time, General Electric Capital Corporation, as Co-Agent,
           Canadian Imperial Bank of Commerce, as Agent, and Bankers Trust Company, as Arranger, Administrative Agent and Managing
           Agent

4.32 (a)   Form of First Supplemental Indenture dated as of October 26, 1994 between FM Holdings Inc., and United Jersey Bank, as
           Trustee under the Indenture dated as of September 27, 1993 for the $50 million 13 1/8% Accrual Debentures due 2005

27         Financial Data Schedule



- --------------------------------------------------------

           (a)    Previously filed as an Exhibit to FM Holdings
                  Inc.'s Form 10-Q for the quarter ended September 30, 1994 as the Exhibit No. indicated and hereby incorporated by reference.