Form 10-Q
period 1999-09-30
FORMICA CORP
filed 1999-11-12
CIK 814241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   Form 10-Q

                    quarterly Report Pursuant to Section 13
                    or 15 (d) of the Securities Act of 1934

               For the quarterly report ended September 30, 1999

                        --------------------------------

                       Commission File Number: __________

                              Formica Corporation

             (Exact name of registrant as specified in its charter)

           Delaware                                       34-1046753
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                           15 Independence Boulevard
                                Warren, NJ 07059
                                 (908) 647-8700
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

                               David T. Schneider
             Vice President, Chief Financial Officer and Secretary
                           15 Independence Boulevard
                                Warren, NJ 07059
                                 (908) 647-8700
 (Name, address, including zip code, and telephone number, including area code, of agent for service)



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           YES              NO  X
                              -----           -----


                                                  Shares Outstanding as
       Title                                      of September 30, 1999
       -----                                      ---------------------

Common Stock, $.01 par value per share            100 Shares Outstanding

                              FORMICA CORPORATION

                                     Index

Part I. Financial Information                                                  1

Item 1.  Financial Statements (Unaudited)                                      1
         Condensed Consolidated Balance Sheets--September 30, 1999 and
         December 31, 1998                                                     1
         Condensed Consolidated Statements of Operations--Three Months Ended September 30, 1999 and 1998; Nine months ended September 30, 1999;
         Four Months Ended April 30, 1998; and Five Months Ended September
         30, 1998                                                              2
         Condensed Consolidated Statements of Cash Flows--Nine Months Ended
         September 30, 1999; Four Months Ended April 30, 1998; and Five        3
         Months Ended September 30, 1998
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 8
Item 3.  Quantitative and Qualitative Disclosure of Market Risk               15

Part II. Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

Signatures                                                                    15

Part I. Financial Information

Item 1: Financial Statements (Unaudited)

                              FORMICA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                                         September 30,     December 31,
                                                                             1999              1998
                                                                        ----------------------------------
                                ASSETS                                    (Unaudited)        (Note 1)
CURRENT ASSETS:
  Cash and cash equivalents                                                    $8.3             $31.6
  Accounts receivable, net                                                     84.7              64.9
  Inventories                                                                 124.8             110.3
  Prepaid expenses and other current assets                                    19.1              15.1
  Deferred income taxes                                                         8.1               7.9
                                                                        ----------------------------------
            Total current assets                                              245.0             229.8

PROPERTY, PLANT AND EQUIPMENT, net                                            292.7             288.7

OTHER ASSETS:
  Intangible assets, net                                                      162.2             176.5
  Other noncurrent assets                                                       3.6               1.8
                                                                        ----------------------------------
            Total assets                                                     $703.5            $696.8
                                                                        ==================================

                 LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current maturities-notes payable                                            $18.5             $21.8
  Accounts payable                                                             40.2              40.0
  Accrued expenses                                                             54.5              53.5
  Due to affiliate                                                              1.0               -
                                                                        ----------------------------------
            Total current liabilities                                         114.2             115.3

NOTES PAYABLE                                                                 328.1             295.9

DEFERRED INCOME TAXES                                                         133.7             133.7

OTHER LIABILITIES                                                              29.5              32.1
                                                                        ----------------------------------
            Total liabilities                                                 605.5             577.0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
  Preferred stock - par value $.01 per share - authorized 1,000
    shares, none issued or outstanding                                           -                -
  Common stock - par value $.01 per share - authorized 2,000 shares,
    issued and outstanding 100 shares                                           0.1               0.1
  Additional paid-in capital                                                  137.0             137.0
  Accumulated deficit                                                         (39.3)            (22.3)
  Accumulated other comprehensive income                                        0.2               5.0
                                                                        ----------------------------------
            Total stockholder's equity                                         98.0             119.8
                                                                        ----------------------------------
            Total liabilities and stockholder's equity                       $703.5            $696.8
                                                                        ==================================

See notes to condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in millions)

                                                                    Nine Months   Four Months   Five Months
                                            Three Months Ended         Ended         Ended         Ended
                                                September 30,      September 30,   April 30,   September 30,
                                            ----------------------------------------------------------------
                                               1999         1998         1999        1998        1998
                                            ----------------------------------------------------------------

NET SALES                                     $145.1       $139.5      $439.7         $178.3      $237.8

COST OF PRODUCTS SOLD                          103.7         97.9       313.6          131.1       165.5
                                            ----------------------------------------------------------------

            Gross profit                        41.4         41.6       126.1           47.2        72.3

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                        36.5         32.5       115.0           60.9        60.6
                                            ----------------------------------------------------------------

            Operating income (loss)              4.9          9.1        11.1          (13.7)       11.7

INTEREST EXPENSE                                (9.5)       (11.0)      (28.5)          (1.7)      (16.5)

OTHER INCOME                                     0.8          -           2.4            0.8         0.4
                                            ----------------------------------------------------------------

LOSS BEFORE INCOME TAXES                        (3.8)        (1.9)      (15.0)         (14.6)       (4.4)

INCOME TAX PROVISION                            (0.1)        (1.8)       (2.0)           -          (1.8)
                                            ----------------------------------------------------------------

            Net loss                           $(3.9)       $(3.7)     $(17.0)        $(14.6)      $(6.2)
                                            ================================================================

See notes to condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)

                                                                 Nine Months   Four Months    Five Months
                                                                    Ended         Ended          Ended
                                                                September 30,   April 30,     September 30,
                                                                    1999           1998           1998
                                                                -------------------------------------------

CASH (USED IN) PROVIDED BY OPERATIONS                              $(11.4)       $(11.7)           $0.8

INVESTING ACTIVITIES:
  Capital expenditures and investments, net                         (32.6)         (8.3)          (11.1)
                                                                -------------------------------------------
            Net cash used in investing activities                   (32.6)         (8.3)          (11.1)

FINANCING ACTIVITIES:
  Proceeds from borrowings, net                                     222.9           -             288.9
  Due from affiliates                                                 -            15.5             -
  Dividends paid                                                      -            (0.5)         (254.9)
  Payments of debt                                                 (201.9)        (15.1)            -
                                                                -------------------------------------------
            Net cash provided by (used in) financing                 21.0          (0.1)           34.0
            activities

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                             (0.3)         (0.2)            4.6
                                                                -------------------------------------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (23.3)        (20.3)           28.3

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                 31.6          27.2             6.9
                                                                -------------------------------------------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                       $8.3          $6.9           $35.2
                                                                ===========================---=============

See notes to condensed consolidated financial statements.

                                 FORMICA CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                (dollars in millions)

(1)  BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     The condensed consolidated statement of operations for the four-months ended April 30, 1998 reflects the results of Formica Corporation and its majority-owned subsidiaries (the "Company") prior to the acquisition from BTR Nylex Ltd. on May 1, 1998. The results for the pre-acquisition period are not necessarily comparative to the post-acquisition period because of the changes in organizational structure, recorded asset value, cost structure and capitalization of the Company resulting from the acquisition. Prior to May 1, 1998, the management of the Company formulated a plan to restructure certain operations and provided a restructuring provision of $6.6. During the nine-months ended September 30, 1999, the Company spent $2.7 of the restructuring provision. The restructuring plan will be substantially completed in 1999. The remaining balance of the restructuring provision was $3.4 at September 30, 1999.

     Earnings per share data are not presented because the Company's common stock is not publicly traded and the Company is a wholly-owned subsidiary of FM Holdings, Inc.

     The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 1998 included in the Company's Form S-1 Registration Statement under the Securities Act of 1933 (the "1933 Act") declared effective by the Securities and Exchange Commission (the "SEC") on August 25, 1999.

(2)  INVENTORIES, NET:

     Major classes of inventories are as follows:

                                                September 30,   December 31,
                                                    1999            1998
                                                -----------------------------

        Finished goods                               $86.5         $ 77.2
        Work-in-process                               13.0           12.2
        Raw materials                                 46.5           42.6
                                                -----------------------------
              Total                                  146.0          132.0
        Less-Obsolescence reserve                     21.2           21.7
                                                -----------------------------
                                                    $124.8         $110.3
                                                =============================

(3)  NOTES PAYABLE:

     On February 22, 1999, the Company issued $215 of 10 7/8% Series A Senior Subordinated Notes due March 1, 2009 (the "Series A Notes") and repaid approximately $200 of Senior Subordinated Unsecured Increasing Rate Bridge Notes. The Series A Notes were sold in transactions permitted by Rule 144A and Regulation S under the 1933 Act and therefore were not registered with the SEC.

     In conjunction with the issuance of the Series A Notes, the Company was subject to a Registration Rights Agreement that required the Company to file an Exchange Offer Registration Statement (the "Statement") with the SEC. The Statement allowed for the exchange of new 10 7/8% Series B Senior Subordinated Notes due 2009 (the "Series B Notes"), which would be registered under the 1933 Act, for the existing Series A Notes.

     The exchange offer period expired on October 1, 1999 with all outstanding Series A Notes being exchanged for Series B Notes. Interest on the Series B Notes is payable semi-annually on March 1 and September 1 of each year. The Series B Notes are redeemable at the option of the Company in part beginning in 2002 and in whole in 2004 at specified redemption prices. The Series B Notes and related indenture place certain restrictions on the Company and its subsidiaries including the ability to pay dividends, issue preferred stock, repurchase capital stock, incur and pay indebtedness, sell assets and make certain restricted investments.

(4)  CONTINGENT MATTERS:

     The Company has been the subject of administrative proceedings, litigation and investigations relating to environmental matters. Currently, the Company has been named as a potentially responsible party at several Superfund sites. The Company has reserved $4.0 at September 30, 1999 and December 31, 1998 with respect to two Superfund sites. The Company believes that the ultimate resolution of these matters should not have a material adverse effect on the Company's financial position or results of operations. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future cash flows could be materially affected in a particular quarter.

     On April 6, 1999, the Company received a subpoena from a federal grand jury investigating possible antitrust violations in the high-pressure decorative laminates industry. The subpoena period is from January 1, 1994 until April 1, 1999. The investigation is in its early stages and the Company is complying with the subpoena. The Company is unable to determine at this time the effect, if any, that this matter may have on its financial statements.

(5)  SEGMENT INFORMATION:

                                                                 Nine Months   Four Months    Five Months
                                         Three Months Ended         Ended         Ended          Ended
                                           September 30,        September 30,   April 30,   September 30,
                                      -------------------------
                                         1999         1998          1999          1998          1998
                                      -------------------------------------------------------------------

 Segment revenues:
   United States                           $82.3        $77.9       $247.5          $98.1       $129.9
   North America - Other                    11.3         11.4         34.7           13.9         19.4
   Europe                                   32.7         33.1        106.9           48.4         60.0
   Asia                                     18.8         17.1         50.6           17.9         28.5
                                      -------------------------------------------------------------------
        Total                             $145.1       $139.5       $439.7         $178.3       $237.8
                                      ===================================================================

 Segment profit (loss):
   North America                           $(1.5)        $6.1        $(6.9)        $(13.9)        $2.3
   Europe                                    3.5          0.7         10.7            1.3          7.7
   Asia                                      2.9          2.3          7.3           (1.1)         1.7
                                      -------------------------------------------------------------------
        Total                               $4.9         $9.1        $11.1         $(13.7)       $11.7
                                      ===================================================================

 Depreciation and amortization
  (included in segment profit
  (loss))
   North America                            $8.4         $7.8        $24.7           $6.2        $12.6
   Europe                                    2.0          1.9          6.5            3.5          3.1
   Asia                                      0.9          0.6          2.6            1.4          1.4
                                      -------------------------------------------------------------------
        Total                              $11.3        $10.3        $33.8          $11.1        $17.1
                                      ===================================================================

 Expenditures for long-lived assets:
   North America                            $4.0         $6.0        $11.1           $4.8         $7.1
   Europe                                    2.7          3.0          5.2            1.2          3.3
   Asia                                      0.3          0.4          0.7            2.3          0.7
                                      -------------------------------------------------------------------
        Total                               $7.0         $9.4        $17.0           $8.3        $11.1
                                      ===================================================================

 A reconciliation of total segment
 profit (loss) to loss before income
 taxes is as follows -
   Segment profit (loss)                    $4.9         $9.1        $11.1         $(13.7)       $11.7
   Interest expense                         (9.5)       (11.0)       (28.5)          (1.7)       (16.5)
   Other income (expense)                    0.8          -            2.4            0.8          0.4
                                      -------------------------------------------------------------------
        Loss before income taxes           $(3.8)       $(1.9)      $(15.0)        $(14.6)       $(4.4)
                                      ===================================================================

                                                September 30,   December 31,
                                                    1999            1998
                                                -----------------------------

      Total assets:
        United States                               $434.2          $406.4
        North America - Other                         29.8            36.4
        Europe                                       162.8           179.1
        Asia                                          76.7            74.9
                                                -----------------------------
             Total                                  $703.5          $696.8
                                                =============================

      Long-lived assets:
        United States                               $145.6          $128.6
        North America - Other                         13.9            14.3
        Europe                                        94.9           106.6
        Asia                                          38.3            39.2
                                                -----------------------------
             Total                                  $292.7          $288.7
                                                =============================


(6)  COMPREHENSIVE INCOME (LOSS):

     Total comprehensive income (loss) was $3.1 and $(21.8) for the three and nine-months ended September 30, 1999, respectively, and $4.2, $(11.7) and $(1.6) for the three-months ended September 30, 1998, the four-months ended April 30, 1998 and the five-months ended September 30, 1998, respectively. The difference between comprehensive income (loss) and the net loss results from foreign currency translation adjustments.

(7)  CHANGES IN ACCOUNTING ESTIMATES

     During the four-month period ended April 30, 1998 and the five-month period ended September 30, 1998, the Company made certain changes in accounting estimates, resulting in charges totaling $5.7 and $7.8, respectively, due to new management plans with respect to asset carrying and disposition policies and new information becoming available, including information concerning customers, products and competitive conditions in certain markets. The changes in accounting estimates for the four-month period ended April 30, 1998 included increasing the provision for customer rebate programs by $2.7, increasing the provision for doubtful accounts by $1.4 and accruals for customs, property tax exposures and other items totaling $1.6. The changes in accounting estimates for the five-month period ended September 30, 1998 included increasing the provisions for doubtful accounts and inventory obsolescence by $2.4 and $5.4, respectively.

(8)  RELATED PARTY TRANSACTIONS

     In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates Acquisition Co., the parent of FM Holdings, Inc. Such arrangements are short-term in nature and generally bear no interest. At September 30, 1999, there was approximately $1.0 outstanding under these arrangements. There were no such borrowings at December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    Overview

     Formica is engaged in the design, manufacture and distribution of decorative laminates, solid surfacing, laminate flooring and other surfacing products. Formica was founded in 1913 and created the world's first decorative laminate in 1927. In May 1985, a group led by management and Shearson Lehman purchased Formica from American Cyanamid Company. In 1989, Formica was sold to FM Acquisition Corporation in a buyout led by Dillon Read & Co. In January 1995, Formica was acquired by BTR Nylex Ltd. ("BTR"), an Australian company, and a subsidiary of BTR plc (the "Acquisition"). In May 1998, Laminates Acquisition Co. acquired Formica.

Results of Operations

Nine-Months Ended September 30, 1999 Compared to Nine-Months Ended September 30, 1998

     Net Sales. For the first nine months, net sales have increased to $439.7 million in 1999 from $416.1 million in 1998, an increase of $23.6 million, or 5.7%. The increase was primarily due to additional product sales volume within the United States.

     Gross Profit. Gross profit for the first nine months was $126.1 million in 1999, compared to $119.5 million in 1998, an increase of $6.6 million, or 5.5%. Adjusted for the 1998 nonrecurring charges, amounting to $5.7 million, gross profit for the first nine months of 1999 increased $0.9 million, or 0.7%. Gross profit as a percentage of net sales for the first nine months, excluding the 1998 nonrecurring charges, decreased to 28.7% in 1999 from 30.1% in 1998. The decrease reflects competitive pricing pressures and product mix issues.

     Selling, General and Administrative Expenses, ("SG&A"). SG&A expenses for the first nine months of 1999 were $115.0 million compared to $121.5 million for 1998, a decrease of $6.5 million or 5.3%. Adjusted for the 1998 nonrecurring charges, amounting to $7.8 million, SG&A increased $1.3 million, or 1.1%. The increase results from an increase in amortization expense of $5.7 million as a result of the 1998 Acquisition. Year to date SG&A expenses as a percentage of net sales decreased to 26.2% for 1999 from 29.2% for 1998. The decrease in SG&A expenses was primarily due to lower advertising and sales promotion expense and lower compensation expense due to restructuring efforts offset by the above noted increase in amortization expense and general inflationary increases.

     Operating Income (Loss). Operating income for the first nine months was $11.1 million for 1999 compared to an operating loss of $2.0 million for 1998. The improvement was primarily due to the SG&A cost reductions across all regions.

     EBITDA. EBITDA increased to $47.3 million for the first nine months of 1999 compared to $40.9 million for the first nine months of 1998. The increase was the result of cost reductions in SG&A and the favorable impact of higher sales.

     Interest Expense. Interest expense increased to $28.5 million, including amortization and write-off of deferred financing costs amounting to $2.9 million, for the first nine months of 1999 from $18.2 million for the first nine months of 1998. The increase in interest expense was the result of the change in the structure of ownership and debt.

     Income Taxes. Income tax expense increased to $2.0 million for the first nine months of 1999 from $1.8 million for the first nine months of 1998. The increase is due to increased taxable earnings in 1999.

     Net Loss. The net loss was $17.0 million for the first nine months of 1999 compared with $20.8 million for the first nine months of 1998. The decrease in the net loss is principally due to the impact of the cost reductions in SG&A offset by the increase in interest expense related to the change in the structure of ownership and debt.

Third Quarter of 1999 Compared to Third Quarter of 1998

     Net Sales. Net sales have increased to $145.1 million for the third quarter of 1999 from $139.5 million in the third quarter of 1998, an increase of $5.6 million, or 4.0%. The increase was primarily due to additional product sales volume within the United States and Asia.

     Gross Profit. Gross profit for the third quarter of 1999 was $41.4 million compared to $41.6 million in the third quarter of 1998, a slight decrease of $0.2 million. Gross profit as a percentage of net sales decreased to 28.5% in the third quarter of 1999 from 29.8% in the third quarter of 1998. The decrease reflects competitive pricing pressures and product mix issues.

     Selling, General and Administrative Expenses, ("SG&A"). SG&A expenses for the third quarter of 1999 were $36.5 million compared to $32.5 million for the third quarter of 1998, an increase of $4.0 million. The increase results from an increase in amortization expense of $1.5 million (as a result of the 1998 Acquisition), general inflationary increases and the timing of expenditures required to support future sales growth.

     Operating Income (Loss). Operating income for the third quarter of 1999 was $4.9 million compared to $9.1 million for the third quarter of 1998. The decrease results from the decline in the gross profit percentage and the increase in SG&A expenses from third quarter 1998 to third quarter 1999.

     EBITDA. EBITDA decreased to $17.0 million for the third quarter of 1999 from $19.4 million for the third quarter of 1998. The decrease results from the decline in the gross profit percentage and the increase in SG&A expenses from third quarter 1998 to third quarter 1999.

     Interest Expense. Interest expense decreased to $9.5 million for the third quarter of 1999 from $11.0 million for the third quarter of 1998. The decrease results from the timing of borrowings in the prior year.

     Income Taxes. Income tax expense decreased to $0.1 million for the third quarter of 1999 from $1.8 million for the third quarter of 1998. The decrease is due to the timing of taxable earnings in 1998.

     Net Loss. The net loss was $3.9 million for the third quarter of 1999 compared with $3.7 million for the third quarter of 1998.

Liquidity and Capital Resources

     Formica's principal sources of liquidity are projected cash flows from operations, borrowings under the Credit Facility and certain local credit facilities obtained by certain of Formica's foreign subsidiaries. Formica's principal uses of cash will be debt service requirements to service the acquisition-related debt described below, capital expenditures, and acquisitions.

     In February 1999, Formica issued $215.0 million of 10 7/8% Series A Senior Subordinated Notes due March 1, 2009 (the "Series A Notes") and repaid approximately $200.0 million of Senior Subordinated Unsecured Increasing Rate Bridge Notes (the "Bridge Notes"). The Series A Notes were sold in transactions permitted by Rule 144A and Regulation S under the Securities Act of 1933 (the "1933 Act") and therefore were not registered with the Securities and Exchange Commission (the "SEC").

     In conjunction with the issuance of the Series A Notes, Formica was required to file an Exchange Offer Registration Statement (the "Statement") with the SEC to allow holders of the Series A Notes to exchange their shares for new Series B Senior Subordinated Notes (the "Series B Notes"), which are registered under the 1933 Act. The terms of the Series B Notes are identical in all material respects to the terms of the Series A Notes.

     The SEC declared the Statement effective on August 25, 1999 and the exchange offer period expired on October 1, 1999. Accordingly, all outstanding Series A Notes were exchanged for Series B Notes at that time.

     As of September 30, 1999, Formica had approximately $346.6 million of indebtedness outstanding compared to $317.7 million as of December 31, 1998. Formica's significant debt service obligations could, under certain circumstances, have material consequences to security holders.

     Formica spent approximately $17.0 million on capital expenditures in the first nine months of 1999 and Formica anticipates that it will spend a total of approximately $25.0 million and $15.0 million in 1999 and 2000, respectively. With that spending, Formica's primary capital investment programs will be complete. Formica expects to realize significant manufacturing cost savings, which will be phased in over the next three years, as a result of those programs. The Credit Facility contains restrictions on its ability to make capital expenditures. Based on present estimates, Formica believes that the amount of capital expenditures permitted to be made under the Credit Facility will be adequate to complete its investment program and maintain the properties and businesses of current operations.

     Working capital totaled $130.8 million at September 30, 1999 compared to $114.5 million at December 31, 1998. Management believes that Formica will continue to require working capital consistent with past experience and that current levels of working capital, together with borrowings available under the Credit Facility, will be sufficient to meet expected liquidity needs in the near term.

     In connection with the Acquisition in 1998, Formica's parent raised approximately $137.1 million through the issuance of common and preferred stock to the DLJMB Funds, the Institutional Investors and Messrs. Langone and Schneider. The Laminates 8% Preferred Stock has an 8% cumulative dividend that is paid in cash when, as and if declared by the Laminates board. The Holdings 15% Senior Exchangeable Preferred Stock due 2008 has a 15% cumulative dividend which is not payable in cash until May 2003 and is exchangeable at Holdings' option for 15% subordinated debentures of Holdings. Dividends from Formica, which are restricted by the provisions of the Credit Facility and the Indenture, are the primary source of funding for payments with respect to Holdings and Laminates securities. Formica sold $200.0 million of Bridge Notes and, together with its subsidiaries, borrowed $80.0 million of term loans under the Credit Facility. The Bridge Notes were refinanced in February 1999 as noted above.

     Formica is actively considering acquisitions that complement or expand its decorative surfaces businesses or that will enable it to expand into new markets. In connection with any future acquisitions, Formica may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof. There can be no assurance that any such additional financing will be available on acceptable terms.

     The Credit Facility also includes a $120.0 million revolving credit facility. The revolving credit facility may be increased by up to $25.0 million at the request of Formica, with the consent of the banks providing the increased commitments, and will terminate on May 1, 2004. The term loans under the Credit Facility consist of $40.0 million, $35.0 million and $10.0 million loans.

     Borrowings under the Credit Facility generally bear interest based on a margin over the base rate or, at Formica's option, the reserve-adjusted LIBOR rate. The applicable margin will vary based upon Formica's ratio of consolidated debt to EBITDA. Formica's obligations under the Credit Facility are guaranteed by Laminates Acquisition Co, FM Holdings, Inc. and all existing or future domestic subsidiaries of Formica (the "subsidiary guarantors") and are secured by substantially all of the assets of Formica and the subsidiary guarantors, including a pledge of capital stock of all existing and future subsidiaries of Formica (provided that, with a single exception, no more than 65% of the voting stock of any foreign subsidiary shall be pledged) and a pledge by FM Holdings, Inc. of the stock of Formica and by Laminates Acquisition Co. of the stock of FM Holdings, Inc. The Credit Facility contains customary covenants and events of default.

     The Series B Notes mature in 2009. Interest on the Series B Notes is payable semiannually in cash. The Series B Notes and related indenture place certain restrictions on Formica and its subsidiaries including the ability to pay dividends, issue preferred stock, repurchase capital stock, incur and pay indebtedness, sell assets and make certain restricted investments

     Formica maintains various credit facilities in foreign countries (primarily in Asia) that provide for borrowings in local currencies. Formica may replace certain of such facilities availability (in such local currencies) under the Credit Facility and will maintain certain of such credit facilities to provide financing for its subsidiaries in such countries. Formica expects that such facilities, together with the Credit Facility and operating cash flow in such countries, will be sufficient to fund expected liquidity needs in such countries.

     As of September 30, 1999 and December 31, 1998, Formica has secured approximately $26.7 million and $28.2 million respectively, in letters of credit under the Credit Facility to provide credit enhancement for certain of such credit facilities, primarily in Asia.

     Formica anticipates that its operating cash flow, together with borrowings under the Credit Facility, will be sufficient to meet its anticipated future operating expenses, capital expenditures and debt service obligations as they become due. However, Formica's ability to make scheduled payments of principal of, to pay interest on or to refinance the indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory, business and other factors beyond its control.

     Formica will continue from time to time to explore additional auxiliary financing methods and other means to lower its cost of capital which could include stock issuance or debt financing and the application of the proceeds therefrom to the payment of bank debt or other indebtedness.

     Prior to May 1, 1998, Formica formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million. During the first nine months of 1999, Formica spent $2.7 million of the restructuring provision. The restructuring plan will be substantially completed in 1999. The remaining balance of the restructuring provision was $3.4 at September 30, 1999.

     Cash used in operations was $11.4 million for the first nine months of 1999 and $10.9 million for the first nine months of 1998. The cash used in operations is the result of increases in accounts receivable and inventory. The increases in accounts receivable and inventory result from seasonal fluctuations in the business and actual and projected increases in sales. Net cash used in investing activities was $32.6 million for the first nine months of 1999 and $19.4 million for the first nine months of 1998. Net cash provided by financing activities was $21.0 million for the first nine months of 1999 compared to $33.9 million for the first nine months of 1998.

     Although Formica has not yet realized the full benefit of the capital expenditures program, Formica expects to realize significant cost savings from such programs to be phased in over the next three years.

Contingent Matters

     Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

Effect of Inflation; Seasonality

     Formica does not believe that inflation has had a material impact on its financial position or results of operations. Formica's operations are generally not subject to seasonal fluctuations.

Year 2000 Compliance

     Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus, the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the year 2000 problem.

     Formica is dependent in part on computer- and date-controlled systems for some internal functions. Similarly, suppliers of components and services on which Formica relies, and Formica's customers, may have year 2000 problems, which would affect their operations and their transactions with Formica. Other parties with whom Formica has commercial relationships, including raw materials suppliers and service providers, such as banking and financial services, data processing services, telecommunications services and utilities, are highly reliant on computer-based technology and may have year 2000 problems.

     In 1996, Formica commenced a systems implementation effort to address the year 2000 problem and other operational issues on a worldwide basis. Formica's year 2000 compliance efforts are directed primarily towards ensuring that it will be able to continue to perform three critical functions:

     o    Make and sell its products,
     o    Order and receive raw material and
          supplies, and
     o    Pay its employees and vendors.

     Formica's effort includes three phases: (1) assessment of each system to identify any year 2000 problems, (2) renovation, repair or upgrade of any problematic systems and (3) testing of the improved systems to ensure proper function. Project costs incurred to assess, remediate and test its systems, and evaluate and address the risks of its key customers and vendors, totaled approximately $19.0 million and $25.8 million, respectively, as of December 31, 1998 and September 30, 1999. Management currently expects the project to be substantially completed by December 1999 and expects to incur approximately $27.0 million of costs in the aggregate broken down as follows:

     o    Software - $4.6 million,
     o    Hardware - $7.6 million,
     o    Consulting/Training - $8.1 million, and
     o    Other - $6.7 million.

     All of its year 2000 compliance costs have been or are expected to be funded from our operating cash flow and will be capitalized or expensed in the period they are incurred.

     Formica's significant information technology systems include general accounting, fixed assets, inventory control, manufacturing resource planning, distribution resource planning, purchasing and receiving, customer billing and payroll. Formica's significant non-information technology systems include manufacturing equipment and transportation and distribution systems.

     The following summarizes the status of its year 2000 efforts by region:

North America Region

     Formica has completed its assessment of year 2000 performance standards for all of its information technology systems and its non-information technology systems within its North America operations. Formica has completed the renovation, upgrade or replacement of all of its significant information technology systems for year 2000 performance standards. All of its significant information technology systems have been tested and are presently operating.

     Formica has completed the renovation, upgrade or replacement of all of its significant non-information technology systems, primarily manufacturing equipment, that are not compliant with year 2000 performance standards. Formica is 75% complete with the testing and implementation of the remediated non-information technology systems. Formica expects to complete installation and testing of the remaining non-information technology systems that are not year 2000 compliant during the fourth quarter of 1999.

     Formica's review of third-party compliance risks from its key vendors and customers is 90% complete. Formica intends to complete its review of data from all of those vendors and customers who respond during the fourth quarter of 1999. However, even assuming that all of the non-responding parties suffer interruptions to their operations due to Year 2000 systems failures, management does not anticipate any resulting failures to its systems, products or supply chain that would disrupt its operations to a material degree.

Europe and Asia Regions

     Formica has completed its assessment of year 2000 performance standards for all of its information technology systems and its non-information technology systems for operations within its European and Asia operations. Formica has completed the renovation, upgrade or replacement of all of its significant information technology and non-information technology systems for year 2000 performance standards. All of its significant information and non-information technology systems have been tested and are presently operating.

     Formica's review of third-party compliance risks from its key vendors and customers is 90% complete. Formica intends to complete its review of data from all of those vendors and customers who respond during the fourth quarter of 1999. However, even assuming that all of the non-responding parties suffer interruptions to their operations due to Year 2000 systems failures, management does not anticipate any resulting failures to its systems, products or supply chain that would disrupt its operations to a material degree.

However, the novelty and complexity of the issues presented, and Formica's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties, could cause its efforts to be less than fully effective. Moreover, year 2000 issues present a number of risks that are beyond Formica's control, such as the failure of utility companies to deliver electricity, the failure of telecommunications companies to provide voice and data services, the failure of financial institutions to process transactions and transfer funds, the failure of vendors to deliver materials to perform services required by Formica and the collateral effects on Formica of the effects of year 2000 issues on the economy in general or on its customers in particular. Additionally, in view of the mixed results achieved by software vendors in correcting these problems, management cannot give assurance that new systems it obtains to replace noncompliant systems will themselves prove to be fully compliant. Although management believes that its compliance efforts are designed appropriately to identify and address those year 2000 issues that are subject to its reasonable control, Formica cannot give assurance that its efforts will be fully effective, or that year 2000 issues will not have a material adverse effect on its business, financial condition or results of operations. In the worst case, a protracted failure of general business systems among Formica's customers or vendors, or in its own plant, could cause production delays or canceled orders which would significantly reduce its revenue for the duration of such a situation. Formica has not developed a contingency plan which assumes significant and protracted year 2000-related failures of major vendors, customers or systems, and does not plan to do so.

Common European Currency

     The Treaty on European Economic and Monetary Union provides for the introduction of a single European currency, the Euro, in substitution for the national currencies of the member states of the European Union that adopt the Euro. In May 1998 the European Council determined

     o the 11 member states that met the requirement for the Monetary Union, and
     o the currency exchange rates amongst the currencies for the member states joining the Monetary Union.

     The transitory period for the Monetary Union started on January 1, 1999. According to council Resolution of July 7, 1997, the introduction of the Euro will be made in three steps:

     o a transitory period from January 1, 1999 to December 31, 2001, in which current accounts may be opened and financial statements may be drawn in Euros, and local currencies and Euros will coexist;
     o from January 1, 2002 to June 30, 2002, in which local currencies will be exchanged for Euros; and
     o    from July 1, 2002 in which local currencies will disappear.

     Formica cannot give assurance as to the effect of the adoption of the Euro on its payment obligations under loan agreements for borrowings in currencies to be replaced by the Euro or on its commercial agreements in those currencies.

Market Risk

     Formica uses financial instruments, including fixed and variable rate debt securities, to finance operations. Formica uses forward contracts to hedge foreign currency exposures. Forward contracts are entered into for periods consistent with underlying exposures and do not constitute positions independent of those exposures. Formica does not enter into contracts for speculative purposes and is not a party to any leverage instruments.

Foreign Currency Exchange Rate Risk

     Formica's operating results are subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although, it will continue to monitor its exposure to currency fluctuations and, when appropriate, use financial hedging techniques in the future to minimize the effect of these fluctuations, Formica cannot give assurance that exchange rate fluctuations will not harm its business in the future.

Forward-Looking Information

     Certain statements in this Section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect Formica's future financial position and operating results. Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "expect," "anticipate," "intend," and "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including changes in economic conditions in the markets served by Formica, increasing competition, fluctuations in raw materials and energy prices, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. Formica makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations."

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Formica did not file any reports on Form 8-K during the three months ended September 30, 1999.

The following exhibit is included herein:
(27) Financial Data Schedule

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Formica Corporation
                                    ---------------------------------------
                                                 (Registrant)


                                            /s/ David T. Schneider
                                    ---------------------------------------
                                            (David T. Schneider -
                                           Chief Financial Officer)

                                              November 12, 1999
                                    ---------------------------------------
                                                    (Date)