Form 10-K405
period 1999-12-31
FORMICA CORP
filed 2000-03-27
CIK 814241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K

[X] Annual report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                  For the fiscal year ended December 31, 1999

                                       OR

[ ] Transition report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                       Commission File Number: 333-76683

                              Formica Corporation
             (Exact Name of Registrant as Specified in Its Charter)

           DELAWARE                                     34-1046753
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                           15 Independence Boulevard
                            Warren, New Jersey 07059
                    (Address of Principal Executive Offices)

                        Telephone Number: (908) 647-8700
              (Registrant's Telephone Number, Including Area Code)

     Securities Registered Pursuant to Section 12 (b) or 12 (g) of the Act

                                                       Name of Each Exchange
     Title of Each Class                                  Which Registered
     -------------------                                  ----------------
           None                                           Not Applicable


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of each class of Common Stock outstanding as of March 23, 2000: 100 shares

                      Documents Incorporated by Reference:
                      ------------------------------------
                                      None

===============================================================================

Part I

Item 1.  Business

Description of Business

     Formica Corporation (the "Company") is one of the leading brand names in the decorative surfacing products market. "Decorative surfaces" are products that are used to finish a surface, which may be a wall, a cabinet, a countertop or a floor, and include everything from inexpensive vinyl flooring to marble countertops. The Company produces:

     o high-pressure decorative laminates, ("HPL") the primary product:

          o the Company designs, manufactures and distributes Formica(R) brand high pressure decorative laminates which are made of decorative surface papers (solid colors, patterns and woodgrains) treated with resins and laminated along with resin treated kraft papers using a high pressure press

          o because high-pressure laminate is durable, attractively designed, easy to maintain and very versatile, it is used in a wide range of commercial and residential surfaces, including kitchen cabinets, countertops and work surfaces

          o we believe that we are one of the largest producers of high-pressure decorative laminates in the world, which we market under the Formica(R) brand name

          o we estimate that the total size of the world-wide market was approximately $3.0 billion in 1999, evenly distributed between North America, Europe and the rest of the world

     o    solid surfacing materials

          o unlike high-pressure laminate, solid surfacing is quite thick, which makes it more durable and permits easier repair in the event of a scratch, since the surface can be sanded down to look like new

          o we market our solid surfacing product under the names "Surell(R)" and "Fountainhead(R)"

     o    laminate flooring

          o laminate flooring is applied over any dry, clean and level floor surface

          o the flooring is water-resistant and is ideally suited for kitchens and bathrooms

          o    we introduced our flooring line under the Formica(R)name in 1996

     We believe the Formica(R) brand name, which is recognized by many customers without prompting, contributes significantly to the sale of our products. For the years ended December 31, 1999 and 1998, our net sales were $585.2 million and $549.7 million, respectively, and Adjusted EBITDA, as defined under Selected Financial Data, was $63.0 million and $50.2 million, respectively.

     We market our products:

          o through over 7,500 domestic and international independent distributors and dealers as well as our own sales force

          o to major distributors, manufacturers of finished products, and to architects and designers who specify products for commercial and residential interiors

  Our History

     Our Company was founded in 1913 and created the world's first decorative laminate in 1927. After several sales and an initial public offering, we were sold to FM Acquisition Corporation in a buyout led by Vincent Langone, David Schneider and Dillon Read & Co. in 1989. In January 1995, we were acquired by BTR Nylex Ltd., an Australian company and a subsidiary of BTR plc.

     In May 1998, our parent company, FM Holdings Inc. ("Holdings"), was bought by Laminates Acquisition Co. ("Laminates"), which was organized by DLJ Merchant Banking Partners II, L.P., affiliated funds and entities, three institutional investors, including CVC European Equity Partners, L.P.

and CVC European Equity Partners (Jersey) L.P. and MMI Products L.L.C., and Messrs. Langone and Schneider.

     As a result, we are wholly-owned by Holdings, which in turn is wholly-owned by Laminates, which is owned by the DLJ Merchant Banking funds, the institutional investors and the management shareholders. See Note 2 of the accompanying consolidated financial statements for information regarding our acquisition by Laminates.

Competitive Strengths

     We possess a number of competitive strengths, including:

          o    Global Market Position

     We have extensive global manufacturing capabilities and are one of the largest producers of high-pressure laminate on a worldwide basis. We are the largest or the second largest seller of high-pressure laminate in major national markets including the United States, Canada, the United Kingdom, France, Spain, Taiwan and China, where our principal manufacturing facilities are located. The location of our manufacturing facilities and design centers and our worldwide distribution network enable us to respond effectively to our customers' delivery and design needs.

          o    Worldwide Brand Awareness

     We have an extremely high level of unprompted brand awareness and are one of the most specified brands of high-pressure laminate. The Formica(R) brand name, which represents superior design, quality and value, significantly contributes to our ability to attract the business of designers, architects, distributors and direct accounts.

          o    Established, Effective Distribution Channels

     We believe that we have one of the most extensive global distribution capabilities in the industry. We have approximately:

               o    1,500 distributor sales representatives in 300 locations

               o sub-distributors and dealers in another 7,500 locations worldwide

     The efforts of our domestic and international architectural specification representatives, when combined with the sales force of our distributor network, provide us with sales and marketing coverage in over 100 countries throughout the world.

          o    Acclaimed Design Leadership

     We have a history of technological leadership and innovation in product design. We maintain extensive design facilities and have consistently won design and new product development awards, including the 1996 Kitchen & Bath Product Innovator Award, the 1997 Visual Marketing & Store Design Reader's Choice Poll and the 1997 Green Product Award. In addition, our flooring product was awarded the 1997, 1998 and 1999 Dealer's Choice Award-Best Laminate Flooring Product and the 1997 Kitchen & Bath Business Product of the Year Award. We design many of our own proprietary decorative papers and own exclusive rights to these designs. The strength of our reputation for innovative design is an important factor in our success in the commercial segment of the market.

          o    Diverse and Stable Customer Base

     We benefit from a diversified sales base:

               o Geographically, we sell our products in over 100 countries and maintain a strong market position in the major markets of North America and Europe and are positioned for continued growth in Asia. In 1999, approximately 64% of our net sales were made in North America, with the balance principally in Europe and Asia

               o We estimate that our net sales in 1999 were 33% for new construction and 67% for remodeling

               o We also estimate that our 1999 sales were equally balanced between sales to commercial and residential locations

     We believe that this diversification helps to mitigate the effect of regional economic cycles and the changes in market conditions within the commercial and residential new construction and remodeling markets.

     The Company has approximately 3,800 employees worldwide. Production and manufacturing operations are located in the United States, Canada, China, the United Kingdom, France, Germany, Spain and Taiwan.

     The Company operates in a single business segment. See the accompanying consolidated financial statements for financial information regarding the Company.

Industry Overview

     The decorative surfaces market encompasses high-pressure decorative laminates, wood, veneers, marble, granite, solid surfacing, tile, plastics, foils, papers, vinyls, acrylics, paint, wallpaper, wall and floor coverings, low-pressure laminates and other surfacing materials. While substitution exists across product categories, high-pressure laminate remains one of the primary products used in various horizontal and vertical surfacing applications, including kitchen and bathroom countertops, where durability is a critical consideration. High-pressure laminate products are used in a wide range of applications with other decorative surfacing products competing at the high and lower end of the markets. At the high end are decorative surfaces such as our Surell(R) and Fountainhead(R) solid surfacing products, E.I. DuPont de Nemour's ("DuPont") Corian(R) solid surfacing, granite, marble, tile and natural wood. The low end of the market includes low-pressure laminates, foil, papers, and plastics, all of which are a low cost surfacing alternative for applications requiring lower durability.

     We estimate that the worldwide market for high-pressure laminate was approximately $3.0 billion in 1999, evenly distributed between (1) North America, (2) Europe and (3) the rest of the world. The end-users of high-pressure laminate products generally fall into two market segments, residential and commercial, each of which has in recent years accounted for approximately 50% of the market. Both the residential and commercial new construction market and the remodeling/renovation market drive demand for high-pressure laminate products. The residential market is comprised of independent contractors and manufacturers of countertops, kitchen and bathroom cabinets and furniture. The commercial market includes fabricators, contractors and manufacturers whose primary business is the production of interiors (including store fixtures, furniture and wall paneling) used in airports, institutions, hospitals, schools, retail stores, hotels and office buildings.

Principal Products and Services

     Decorative laminates are used in a wide range of surfacing applications where durability, design, construction versatility and ease of maintenance are factors. Our principal products are high-pressure decorative laminates, which accounted for approximately 83% and 86% of 1999 and 1998 net sales, respectively, solid surfacing material, marketed under the Formica(R) brand Surell(R) and Fountainhead(R) trade names, and laminate flooring products, introduced in late 1996 under the Formica(R) brand name. We also manufacture and sell resins and license our Formica(R) brand name and proprietary technology and know-how to third parties.

     HPL. The Company's principal product, high-pressure laminate, is marketed under the Formica(R) brand name and the [Anvil F] mark. Invented in 1913 in Cincinnati by Herbert Faber and Daniel O' Conor, Formica was originally intended to serve as an electrical insulator. It was created as a replacement for mica which was then used for that purpose; hence the name, "for mica." In 1927, the Company began lithographing images onto sheets of their product and its decorative potential was discovered. In the 1930s, a melamine layer was added which gave Formica(R) brand laminates their legendary durability and ease of maintenance. World-renowned designers and architects began to recognize the potential uses of decorative laminate and specified it for Modernist and Art Deco interiors. Formica also has a long-established presence in Europe, having entered the market in 1947. Formica(R) brand products have been manufactured for many years in the United Kingdom (1947), Spain (1947) and France (1964). As a result of its long-standing presence in these markets, the Formica(R) brand name has exceptional customer recognition. Formica installed its first HPL press in Taiwan in 1982. With Taiwan as the manufacturing base, geographical expansion into other markets throughout the years has made Formica one of the largest producers of HPL in Asia. Formica began operating in China with a sales office in 1990 and through a joint venture in 1992, and has owned its own manufacturing and distribution sites there since 1996.

     HPL is principally used in a wide range of commercial and residential surfacing applications where durability, design, construction versatility and ease of maintenance are important factors. Traditional residential applications include:

     o    kitchen cabinetry

     o    countertops and bathroom vanities

     o horizontal and vertical surfaces in kitchens, bathrooms, living rooms, family rooms, dining rooms and bedrooms

     The commercial applications include:

     o    work surfaces

     o    cabinetry

     o    furniture

     o    fixtures

     o    panels

     o    partitions

     o    counter tops and

     o interior walls each of which have end-use applications in offices, computer centers, airports, hospitals, schools, restaurants, hotels, retail stores, ships, buses and railroad cars

     Our high-pressure laminate products compete with decorative laminates manufactured by other producers, as well as with other surfacing materials such as wood, veneers, marble, tile, plastics and foils. Competition is based principally on breadth of product line, design and appearance, product quality, functionality, marketing, technology, price and service. Over the past twenty years, less expensive, less durable low-pressure laminates have replaced high-pressure laminate for various applications. Nevertheless, the more durable high-pressure laminate still dominates the market for certain surfaces such as countertops and tables.

     Our HPL offerings include both general-purpose products and premium products, which generally have higher profit margins.

     General Purpose High-pressure Laminate. Our standard U.S. decorative line consists of 96 solid colors, 126 abstract patterns, 32 woodgrain patterns and 114 other patterns. Surface textures can range from very high gloss smooth surfaces to deeply textured surfaces and surfaces with other special design and performance features. These products are generally sold in sheet form in standard sizes that correspond to press sizes and vary from market to market.

     There is substantial overlap of these colors and patterns among our three principal regions, and we have an active new product harmonization program to conform regional product lines and reduce costs. There will continue to be regional differences in colors and patterns to meet local style differences.

     Premium High-pressure Laminate Products. Formica's premium decorative laminate products have characteristics which make them particularly suitable for various specialized applications and generate higher profit margins than the standard line products. Premium decorative laminate products include our Decometal(R), which incorporates real metal foil on a laminate core giving the solid appearance of a metal plate or sheet, our Ligna(R) line, a multi-laminate veneer made with phenolic-backed real wood and which replicates the grains of exotic woods, our Design Concepts(R) and Formations(R) collections and ColorCore(R) surfacing material, a solid "color-through" laminate, each of which are marketed for special end-use applications, such as office furniture, store fixtures, restaurant interiors, airports and custom-built kitchens. Premium HPL products also include laminates for uses requiring fire-retardant materials such as shipbuilding and office interiors, textured laminates which are designed to look and feel like leather or slate and laminate static-free flooring used in computer centers.

     Solid Surfacing Products. Our solid surfacing products accounted for approximately 7% and 6% of our total sales in 1999 and 1998, respectively. These products, distributed under the Surell(R) and Fountainhead(R) (acquired in March 1999, see "Acquisitions") names, are similar to DuPont's Corian(R) product, are available in a selection of colors and granite-like patterns that run throughout the entire thickness of the product. The products can be fabricated for use in a variety of residential and commercial applications, such as kitchen and bathroom countertops including sinks, work surfaces, tabletops, commercial counters, vertical applications such as wall panels, partitions and tub surrounds, or produced in sheet form for work surfaces, countertops and other surface applications. One of the advantages of these products is that if scratched or gouged, the damage can be easily repaired by simply sanding down the surface to provide a new smooth surface. Solid surfacing products are more expensive than laminates but less expensive than other high-end materials such as marble, granite and high-end ceramic tile.

     Laminate Flooring. In late 1996, we introduced the Formica(R) brand laminate flooring product line in North America to compete in the rapidly growing market for laminate flooring. The product is produced in a variety of patterns and colors and is sold in both the new construction and renovation markets. Our laminate flooring products accounted for approximately 9.8% and 7.8% of our total sales in 1999 and 1998, respectively.

     Formica(R) flooring offers a virtually impermeable surface finish, which is resistant to wear, moisture and impact. It is constructed from layers of direct pressure laminate sandwiching a mid-density moisture-resistant fibreboard. Due to its durable surface and rich beauty, it is ideally suited for flooring in locations such as kitchens, bathrooms and family rooms.

     Formica(R) flooring is currently offered in a variety of patterns and colors, including wood grains, marble, granite, wood and wood tints. The wood patterns are produced in planks, which fit together in a tongue and groove assembly system. Formica(R) flooring is applied as a "floating" floor and can be fitted over any sub-floor with a dry, clean and level surface. The flooring can often be laid directly on to an existing floor covering such as linoleum or vinyl, which provides substantial cost savings to the consumer. Formica(R) flooring is manufactured in a dedicated facility in Algona, Washington, by STEL Industries, Inc., which was acquired by Formica in December 1999 (See "Acquisitions"). Prior to the acquisition, STEL was an independent manufacturer, under a long-term exclusive "take-or-pay" supply contract with Formica.

Design Development. Design is an important factor in the customer selection of decorative HPL. New laminate designs are introduced periodically by us and our competitors. We consider ourselves an industry leader worldwide in decorative laminate design. Our design team works to anticipate market trends by observing leading indicators of design trends. We have consistently won numerous design and product awards worldwide. These awards include: the 1996 Kitchen & Bath Business' Product Innovator Award, the 1996 Gold Ink Award, the 1996 Graphic Arts Recognition Committee Award of Excellence, the 1997 Visual Merchandising & Store Design Reader's Choice Poll and the 1997 Green Product Award. Other awards include the Professional Builder's ADQ Award, the Kitchen & Bath Design News' ADQ Award, the 1997 Kitchen and Bath Business' Flooring Product of the Year Award, the 1997 Printing Industries of America Award and the 1999 Design Journal's Platinum ADEX Award, among others.

     Our efforts to refine the designs of our products have resulted in such products as the Design Concepts(R) and Formations(R) collections, Deco Metal(R), Ligna(R), ColorCore(R), a solid "color-through" laminate, and the Stripes(R) and Geometrica(R) collections featuring silk-screen printed pinstripes and bands in a variety of colors. During the last several years, we introduced solid opaque laminates, granite-like solid surfacing materials and a number of other premium products.

     We have a history of innovation and leadership in product design. We believe that our reputation for innovative design is an important factor in our success in the commercial segment of the market. Beginning in 1995, however, we changed the emphasis of our design program by focusing on consumers, including the Design Center Program, rather than on those architects, contractors and designers who actually choose the product. Since our acquisition by Laminates, we have re-oriented our design program to once again focus on those product specifiers. Management believes that communication with the architectural and design community is essential to our sales efforts, particularly with respect to new product introductions.

Manufacturing Process

     The HPL manufacturing process involves several major steps: resin manufacturing, paper treating, collation, pressing, trimming, sanding, packaging and shipping.

     The resins are manufactured to exact formulations and procedures. Samples are taken during resin manufacturing to identify any necessary production modifications and ensure that the resin is being made to the correct specifications.

     The paper rolls of untreated kraft paper or decorative surface paper are run through treaters where the paper is then saturated by dipping it into the liquid resin and floated on air currents through an oven to dry it. As the product emerges from the machines, it is automatically cut and stacked or rewound on a core and moved into work-in-process inventory.

     Orders are entered into computers and then given to workers who pull the appropriate goods from the work-in-process inventory and transfer them to the collation line. The barrier, core and overlay sheets are then stacked in the order in which they will be sent to the multi-opening presses. These stacks of unfinished laminate are placed between stainless steel plates and moved into the press itself. The stainless steel plates can create surface textures ranging from very high gloss to deeply textured surfaces with special designs.

     Press size varies from 10 to 24 openings. Depending on the thickness of the product, one to 16 sheets of unfinished laminate can be placed in a press opening. Once the plates and the unfinished laminate are placed in the press, the press applies approximately 1,400 pounds per square inch of pressure and 300o F of heat. This process takes approximately 40 to 80 minutes. The laminates and plates are then removed from the press and the laminates are removed from between the plates. After the sheets are separated, they are sent through the trimming and sanding lines where the edges are removed and the backs are sanded. The laminate is visually inspected at this point and moved into finished goods inventory. The product is specifically packaged and then shipped to a warehouse until it is delivered to the customer.

Recent Developments

     Management Additions. In connection with the acquisition of the Company by Laminates, Vincent Langone, our Chief Executive Officer from 1988 to 1994, and David Schneider, our Chief Financial Officer from 1989 to 1994, returned to assume senior management roles at Formica. During their tenure at Formica, they consistently ran the business at significantly lower selling, general and administrative expense spending levels than those incurred from 1995 to 1997. They have implemented a plan to improve the Company's results, which had deteriorated from 1995 to 1997. See "Business Strategy."

     A key aspect of prior management's efforts to increase our gross margins was our decision to focus our marketing efforts on higher margin business, primarily distributors, and to de-emphasize or eliminate sales to lower margin accounts, primarily direct customers, including office furniture makers. Management believes that a number of the de-emphasized and eliminated accounts were profitable and allowed us to spread our fixed costs over more sales.

     Capital Investments. We have implemented a focused capital investment program that management believes will increase capacity, yield substantial manufacturing savings and improve competitiveness. (See "Capital Investments.")

     Fountainhead. In March 1999, the Company acquired the Fountainhead(R) brand (the solid surfacing product of International Paper's Decorative Products Division) and its manufacturing facility located in Odenton, Maryland. (See
Note 2 - "Acquisitions" of the accompanying consolidated financial statements.)

     Rhinocore. In September 1999, the Company acquired Rhinocore(TM) as an entry into direct imaging computer graphics for HPL. These digital graphic images enable the manufacture of laminates with superior graphics for applications such as signage and photographic images of murals and panels. Rhinocore(TM) sells at a much higher price than standard laminates.

     STEL. In December 1999, the Company purchased STEL Industries Inc., the supplier of the Company's flooring product. (See Note 2 - "Acquisitions" of the accompanying consolidated financial statements.)

     Perstorp. In March 2000, an investment company, Decorative Surfaces Holding AB ("DSH" or "Newco"), set up by DLJ Merchant Banking Partners, agreed to acquire PSM, one of our competitors in Europe. DSH will be a wholly-owned subsidiary of Holdings upon closure of the acquisition. DLJ and CVC have informed us that they expect to contribute Newco to the Company upon satisfaction of certain conditions. However, we cannot assure you that (i) the purchase of PSM by Newco will be consummated, (ii) the conditions precedent to the contribution of Newco to us will be satisfied or (iii) DLJ and CVC will not alter their decision to contribute Newco to the Company. See "Business Strategy--Target Strategic Acquisitions--Perstorp Surface Materials."

     Other. We expect to realize manufacturing cost savings and/or capacity benefits from the following projects: (i) the introduction of a new, less expensive process to produce HPL with a "sparkle" finish; (ii) a new boiler house at the North Shields, United Kingdom facility, which was finished in the first half of 1998 and is yielding savings from labor and fuel efficiencies; (iii) a modified HPL manufacturing process in North America which provides comparable finished goods quality from the usage of a reduced cost resin; and (iv) the 1996 purchase of our minority partner's interest in the Shanghai, China manufacturing plant and business.

Business Strategy

     We have implemented a strategy that we believe will return us to pre-1995 levels of profitability and cash flows. Management expects our operating performance to benefit from the following factors:

     o the return of Vincent Langone and David Schneider, who previously managed us through two successful leveraged buyouts, as senior management

     o a reduction in selling, general and administrative expenses, and in capital spending, which increased significantly from 1995 to 1997

     o an expected increase in unit volume shipments as customer service is improved through better management of the inventory and distribution systems and

     o the realization of substantial savings due to the manufacturing efficiencies resulting from the significant capital investments made since 1994

Specifically, our business strategy includes the following elements:

Reduce Operating Expenses

     Management has implemented a program of reducing operating costs through enhanced operating efficiencies, thereby improving profitability. Management believes that from 1995 to 1997 profitability was depressed by unnecessarily high operating expenses, including spending on consumer targeted advertising and promotion programs that were either ineffective or related to the launch of our flooring product. Management identified approximately $30.0 million in estimated net annualized operating cost savings that they believed could be realized without affecting our overall sales or brand franchise. The savings relate primarily to specific areas of advertising and promotion spending and other selling and administrative expenses, and also target other operating expenses, including outside consultant expenses and transportation and warehousing costs. Implementation of the cost savings strategy began in early 1998 and management believes that approximately $35.0 million in cost savings is reflected in our results of operations for the year ended December 31, 1999 when compared to 1997. (See "Cost Savings")

Improve Manufacturing Efficiency

     We believe that the $134.8 million investment in new property, plant and equipment from 1996 to 1998, along with the approximately $61.4 million of capital expenditures spent since the acquisition of the Company from BTR provide a foundation for us to realize substantial manufacturing savings to be phased in over the next three years. Key investments include:

     o    an expansion of the Taiwan manufacturing and distribution facilities

     o    a continuous press line in the facility in Spain and

     o a high efficiency treater and ready-to-use print technology in the United States facilities

     We expect that these investments will help us to more efficiently meet customer service requirements in these markets. (See "Capital Investments")

Re-establish Strategic Leadership

     Management believes that increased integration of and communication between our operating units will significantly improve our profitability. From 1995-1997, our North American, European and Asian divisions were operated as separate and autonomous divisions. Management believes that significant cost benefits will be realized from its recent implementation of a centrally coordinated global purchasing program. In addition, management has begun to re-emphasize our design leadership by evaluating our product line on a global basis, addressing product line weaknesses and coordinating new product launches. Management believes that worldwide specifications, product line rationalization and global product launches are all opportunities for improved profits.

Increase North American High-pressure Laminate Sales by Improving Customer
Service

     Management believes that product quality and service including lead time, availability, fill rates, delivery reliability and consistent quality are key criteria that customers consider in selecting a high-pressure laminate vendor. Management has begun to re-emphasize our quality and service focus in North America by realigning our inventory stocking strategy to be responsive to regional demand patterns.

Target Strategic Acquisitions

     Management is pursuing opportunities to make acquisitions that complement or expand our decorative surfaces businesses or enable us to enter new, but related, markets. We intend to focus on surfacing companies whose products can be manufactured using our extensive global manufacturing capabilities or brands whose products may be sold through our distribution channels or that would benefit from the Formica(R) brand name. The expansion opportunities include domestic and international manufacturers of laminates, solid surfacing, flooring, wood, tile, plastics and related surfacing products, as well as other building products that would benefit from the Formica name and distribution channel. Management is actively evaluating potential acquisition targets and will make acquisitions that fit our acquisition strategy.

     The following are the principal acquisitions we have made since our acquisition by Laminates:

Fountainhead. In March 1999, the Company acquired the Fountainhead(R) brand, (the solid surfacing product of International Paper's Decorative Products Division) and its manufacturing facility located in Odenton, Maryland. This acquisition significantly increased our solid surfacing production capability and our sales of solid surfacing products. Fountainhead(R) is marketed in France as Antium(R). This acquisition did not have a material effect on our results of operations or financial condition. (See Note 2 - "Acquisitions" of the accompanying consolidated financial statements.) The transaction has permitted us to rationalize our product lines and allow for future growth, as we are consolidating our Surell(R) and Fountainhead(R) brands production into one facility.

Rhinocore. In September 1999, the Company acquired Rhinocore(TM) as an entry into direct imaging computer graphics for HPL. Digital graphic images enable the manufacture of laminates with superior graphics for applications such as signage and photographic images of murals and panels. Rhinocore(TM) sells at a much higher price than standard laminates.

STEL. In December 1999, the Company acquired STEL Industries, Inc., of Algona, Washington. STEL was the independent supplier of Formica(R)brand flooring, under a long-term exclusive "take-or-pay" supply contract with the Company. This acquisition was funded through the utilization of available credit facilities. As a result of this acquisition, the Company incurred a non-recurring charge of $26.2 million due to the termination of the supply contract. (See Note 2 - "Acquisitions" of the accompanying consolidated financial statements.)

Perstorp Surface Materials. In March 2000, Newco announced that it had agreed to acquire Perstorp Surface Materials AB, one of our competitors in Europe. Newco will be a wholly-owned subsidiary of Holdings. The purchase is expected to be funded with a combination of equity provided by DLJ and CVC, a $5.0 million loan provided by Formica and $110.0 million in borrowings under a new credit facility. The purchase is expected to close late in the first quarter of 2000. Perstorp AB has not provided Newco with audited financial statements. Perstorp AB did inform Newco that, based on its accounting records, PSM had total assets of approximately SEK 1,542 million ($184.2 million based on the exchange rate at December 31, 1999) at December 31, 1999 and net revenue and EBITDA of SEK 2,003 million and SEK 172 million ($242.2 million and $20.8 million based on the average exchange rate), respectively, for the year ended December 31, 1999, in each case determined in accordance with Swedish GAAP. PSM is expected to provide audited financial statements, with a reconciliation to U.S. GAAP within 60 days of closing.

     DLJ and CVC have informed us of their intention to contribute the stock of Newco to us (in exchange for additional capital stock of Laminates and Holdings) once (i) the audited financial statements are provided to Newco and the SEC approves of the proposed presentation of those financial statements and
(ii) the lenders under our existing credit facility grant their consent to the transaction. We expect that, once the contribution occurs, the $110.0 million in assumed debt will be incorporated into our existing credit facility. We expect to enter into a management and services agreement with Newco prior to the contribution.

     We cannot assure that the acquisition of PSM by Newco will in fact occur or that Newco will in fact be contributed to our Company. Therefore, we cannot assure that the conditions precedent to the contribution of Newco to us will be satisfied in a timely manner or at all.

Raw Materials

     High-pressure decorative laminates are produced from a few basic raw materials which include kraft paper, fine decorative papers and melamine and phenolic resins. The papers are impregnated with resins and placed between stainless steel plates in a multi-opening press and cured under pressure and elevated temperature. The number of paper laminations per sheet of laminate varies with the specific type of product being produced, but all have melamine resin on the surface to create a hard, durable surface. Surface textures can range from very high gloss smooth surfaces to deeply textured surfaces and surfaces with other special design and performance features. In addition to patents, we have proprietary technology and know-how in the design and manufacture of our products.

     Kraft papers are available globally from several major sources and many smaller producers. Fine papers are supplied by many producers in North America, Europe and Asia. Melamine, phenol and formaldehyde, the primary raw materials for resins, are global commodity chemicals available from many suppliers. We currently purchase these raw materials from various suppliers at market prices.

     We believe that we are one of the largest purchasers of these raw materials on a worldwide basis in the high-pressure laminate industry. We may, from time to time, enter into one-year or longer term contracts with suppliers when advantageous to us. We also acquire chemicals under exclusive arrangements from producers in connection with licensing technology from those producers.

Cost Savings

     We have implemented a cost savings program intended to reduce operating expenses. We devised this program after a detailed review of our financial and operational results from 1995 to 1997, based on our management's expertise in successfully operating the business at significantly lower selling, general and administrative spending levels than were incurred between 1995 and 1997, yet with stronger EBITDA results.

     The majority of the savings relate to reductions in advertising and sales promotion spending as well as other selling and administrative spending. Implementation of the cost savings began in early 1998, and as expected, substantially all of the savings were realized during 1999. We estimate that there will be additional savings in the year 2000 due to other programs initiated in our North American operations.

     The following is management's estimate of the amount of annual cost savings reflected in our results of operations for the years ended December 31, 1999 and 1998 based on results compared to management's original estimate of total savings on each category in 1997. Not included in the table below are the savings and efficiencies from the substantial capital improvements made since 1994. See "Capital Investments."

                                                                                       Estimated
                                                         Estimated      Estimated     Annual Cost
                                                         Year ended     Year ended      Savings
                                                        December 31,     December      Compared
                      Unaudited                             1998         31, 1999       to 1997
                      ---------                         ------------    ----------    -----------
                                                                      (in millions)
Excess Advertising & Sales Promotion/Other
  Selling, General & Administrative Expenses                $10.5          $17.6          $18.0
Flooring                                                      5.5            6.8            6.0
Operating Expenses                                            2.0            2.7            4.0
Staff Reductions                                              3.0            3.5            5.0
Consultants/Legal/Other                                       4.0            4.2            4.0
                                                            -----          -----          -----
  Total Estimated Cost Savings                               25.0           34.8           37.0
    Additional Standalone Costs                              (3.0)          (7.4)          (7.0)
                                                            -----          -----          -----
  Total Estimated Net Cost Savings                          $22.0          $27.4          $30.0
                                                            =====          =====          =====

     While we believe that the advertising and promotional spending that constituted a large part of the increased selling, general and administrative expenses was unnecessary and often ineffective, as described in more detail below, we cannot assure you that a reduction in advertising and promotional spending will not reduce net sales.

- Excess Advertising & Sales Promotion/Other Selling & Administrative Expenses

     We planned to reduce non-flooring advertising and sales promotion spending and other selling and administrative expenses by approximately $18.0 million in North America. A portion of the reduction reflects management's belief that much of our advertising and promotion spending during the 1995 to 1997 period was ineffective, which included the launch of the Formica Design Center program in 1997. Other selling expenses include literature and wallboard placements, sampling and regional sales expenses. Future spending on literature and wallboards will maintain exposure after previously higher spending levels in conjunction with the Design Center Program and significant product introductions. Similarly, the cost of product samples has been reduced due to a more targeted product launch strategy, the use of scrap versus virgin material and a printed sample alternative which cuts unit sample costs by 50% compared to laminate sample chains. Regional sales expenses have also been reduced to levels more in line with ongoing market needs. For the years ended December 31, 1999 and 1998, we have realized $17.6 million and $10.5 million, respectively, in savings from reduced advertising and sales promotion spending and other selling expenses.

- Flooring

     We completed the launch of the Formica(R) brand laminate flooring product in 1997, which included over $4.0 million in non-recurring television advertising. Promotional spending for the launch included the one-time cost of placing over 6,500 displays at retailers, including the majority of the higher volume laminate flooring dealers. Although management expects that we will benefit from the significant investment in the displays, future promotional spending will focus on incremental display placement and add-on displays for future flooring product introductions. For the years ended December 31, 1999 and 1998, we estimate that we realized approximately $6.8 million and $5.5 million, respectively, in savings due to the completion of the flooring product launch.

- Operating Expenses

     We originally estimated to reduce operating expenses, including claims expense and scrap, warehousing and transportation costs, by approximately $4.0 million. For the years ended December 31, 1999 and 1998, we believe that we have realized $2.7 million and $2.0 million, respectively, of these savings from reduced operating expenses.

- Staff Reductions

     Management intended to realize net annualized cost savings of approximately $5.0 million as a result of a variety of staff reductions. For the years ended December 31, 1999 and 1998, we estimate that we have realized $3.5 million and $3.0 million, respectively, of these savings from already implemented staff reductions throughout the organization.

- Consultants/Legal/Other

     Management has reduced the costs of outside consultants, legal advisors and other services by approximately $4.2 million through December 31, 1999. Management believes that there was no discernible benefit from much of the consulting services provided to us from 1995 to 1997. In addition, we have hired an in-house general counsel, the cost of which is reflected in our additional standalone costs, and intend to reduce our dependence on outside legal services.

- Additional Standalone Costs

     Additional standalone costs relate to the establishment of corporate functions previously provided by BTR as well as additional insurance, pension and related costs required following our separation from BTR. Our additional standalone costs were estimated at $7.0 million per year, $7.4 million and $3.0 million, respectively, of which is reflected in the financial results for the years ended December 31, 1999 and 1998.

Capital Investments

     In the last several years, we have implemented a major capital investment program that management believes will increase capacity, yield substantial manufacturing savings and improve competitiveness. That investment included $134.8 million in capital expenditures from 1996 through 1998, the majority of which was related to specific projects expected to provide manufacturing cost savings or capacity enhancement. With capital expenditures of $25.9 million in 1999 and a planned $15.0 million in 2000, we will have largely completed our major capital spending program.

- Ready-to-Use Print

     We invested in a new technology called ready-to-use print. The ready-to-use print process, also referred to as dry print, eliminates the need to treat the decorative paper with resin by the application of a melamine treated transparent overlay. Cost savings result as the total resin content is reduced and the basis weight of the overlay paper is reduced. This new system also improves decorative paper yield as it provides the ability to produce more optimal quantities. Labor savings should also result from eliminating the treating step for the decorative paper and reducing the labor associated with collating. The Company continues to convert additional products to this process.

- Taiwan Plant Expansion

     We have expanded our Taiwan manufacturing plant with the addition of a new large size press which became operational in 1998. This additional capacity has eliminated the excess transportation expense associated with importing substantial quantities of finished laminate from North America and Europe to service the southeast Asia market and will also provide capacity for future growth. In addition, we have built a new finished goods warehouse next to the Taiwan manufacturing plant, thereby eliminating the need for the previous warehouse, which was located 30 miles away from the factory. This has eliminated the double handling of products, cut down lead time and saved warehouse rental expenses.

- Continuous Press

     During 1999, the Company commissioned a continuous press line in our facility in Spain. The continuous press will:

     o    simplify production flow

     o    improve labor productivity

     o    reduce press plate costs

     o    lower in-process scrap and

     o    permit the production of custom sheet lengths

- Phenolic Treater

     Prior to the acquisition of our Company by Laminates, we purchased a new high efficiency phenolic treater for our Evendale plant, which became operational in 1999. Expected savings are primarily due to:

     o    reduced treating labor

     o    reduced utilities costs

     o    improved control/reduced material loss and resin usage and

     o implementation of "Algenated Release Coating" technology. The introduction of the "Algenated Release Coating" system, which eliminates the need for a wax paper separator sheet between sheets of high-pressure laminate during pressing, will reduce materials costs, labor costs and yield losses

Marketing, Distribution and Customers

     We believe our global distribution and dealer network, together with our extensive sales force and the Formica(R) brand name and [Anvil F] mark, are major marketing strengths and key elements to our success. In addition, we believe that none of our competitors have the brand recognition of the Formica(R) brand name.

     Our products are sold through distributors of wholesale building materials, distributors of products for the cabinet industry and directly to original equipment manufacturers for both residential and commercial uses. In 1999, approximately 60% of our net sales were made through distributors and the remaining 40% were made directly to original equipment manufacturers.

     Our distribution network includes approximately 300 independent distributor locations worldwide. Many distributors have sub-distributorship and dealer networks. As a result, our brand products are represented in thousands of locations worldwide. The effort of our domestic and international sales and architectural specifications representatives, when combined with the sales force of our distributor network, provide sales and marketing coverage in over 100 countries throughout the world. Our architectural sales force calls directly on architects, designers and specifiers on a full-time basis. Our sales representatives market our products directly to end-users and work with distributors by monitoring distributors' inventories, calling on customers, architects and designers with the distributor's sales representatives and assisting distributors in the development of advertising and promotional campaigns and materials and the introduction of products.

     Generally, our distributorship sales are made by distributors that exclusively carry our brand of high-pressure laminate. The typical distributor also sells some or all of the following: other surfacing material, adhesives, cabinetry, flooring material, particleboard, cabinet hardware and other related architectural and building materials. We consider our distribution network to be an important vehicle for the introduction of new products we may develop or distribute in the future.

     We estimate that of our net sales for the year ended December 31, 1999, approximately one-half were derived from products used in commercial applications and one-half from products used in residential applications. In addition, we estimate that approximately two-thirds of our net sales in 1999 were derived from products used in remodeling or renovation projects, while approximately one-third of our net sales in 1999 were derived from products used in new construction.

     Sales in the commercial market are heavily influenced by the specifications of architects and designers. In addition to our regular salesforce, a specification salesforce calls exclusively on architects and designers.

     Our order backlog is not significant due to our ability to respond adequately to customer requests for product shipments. Generally, our products are manufactured from raw materials in stock and are delivered to our customers within one to thirty days from receipt of the order, depending on customer delivery specifications.

     We have no significant long-term contracts for the distribution of our products. For the year ended December 31, 1999, no customer or affiliated group of customers accounted for as much as 5% of our consolidated net sales.

Locations (also see Item 2: Properties)

     We manufacture and distribute products on a global basis with thirteen manufacturing facilities located in the United States, Canada, the United Kingdom, France, Spain, Germany, Taiwan and China, and a 50% interest in a joint venture manufacturing plant in Germany that produces specialized metallic surfaced laminate products. These multiple manufacturing locations around the world enable us to reduce delivery times, freight costs and duties that we would otherwise encounter.

     In general, each manufacturing facility produces a standard product line for its geographic market and produces one or more specialty products which may be sold in its market or exported to other markets. This allocation of production responsibility is designed to insure prompt delivery to customers of our standard product lines and economies of scale in the production of our premium products. In addition, certain of our specialty products have been developed in response to regional design preferences.

     Our manufacturing facilities normally operate either on a five, six or seven day a week schedule. Periodically, we operate on an overtime basis to satisfy customer requirements during periods of peak demand. Generally, each facility is shut down from one to four weeks annually for maintenance, refurbishment and traditional vacation periods.

     Our North American operations are headquartered in Evendale, Ohio (near Cincinnati), which is also the site of an HPL manufacturing plant. We also manufacture HPL in Rocklin, California (near Sacramento) and St. Jean, Quebec, Canada (near Montreal). Solid surfacing is manufactured in Mt. Bethel, Pennsylvania

(near Allentown) and in Odenton, Maryland. HPL samples, which are produced in large quantities for marketing purposes, are produced at a facility in Indianapolis, Indiana. Laminate flooring is manufactured in Algona, Washington. Certain products, such as Ligna(R), are manufactured by third parties and sold under our brand name through our distribution system. We have distribution centers in Evendale, Ohio; Rocklin, California; Dallas, Texas; Ft. Lauderdale, Florida; Mt. Bethel, Pennsylvania; Atlanta, Georgia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; San Juan, Puerto Rico and Mexico City, Mexico. In March 2000, the Company announced the planned closing of its' Mt. Bethel, Pennsylvania manufacturing facility, and the subsequent transfer of manufacturing operations to the Odenton, Maryland facility.

     Our European headquarters and United Kingdom operations are based in North Shields, United Kingdom (near Newcastle), which is also the site of an HPL manufacturing plant. The Spanish subsidiary is headquartered at its production facilities in Bilbao, Spain. The French subsidiary is based in Lognes, France (near Paris), and we have an HPL plant in Quillan, France. Distribution centers are located in North Shields, United Kingdom; Bilbao, Spain; Paris, France; Cologne, Germany; Milan, Italy; Rumlang, Switzerland and Eugendorf, Austria. Our Homapal joint venture (which manufactures metallic laminates) is based in Herzberg Am Harz, Germany. We also manufacture our own steel press plates in La Plaine, France.

     Our operations in Asia are headquartered in Taipei, Taiwan. Our largest plant in Asia is located in Hsinfeng, which is near Taipei. We also have a manufacturing plant in Shanghai, China and a separate marketing joint venture in Shanghai. We have distribution centers in Taiwan, Singapore and Hong Kong, and four distribution centers and six sales offices in China.

Competition

     Our products compete around the world with high-pressure decorative laminates, as well as with wood, veneers, marble, granite, solid surfacing, tile, plastics, foils, papers, vinyls, acrylics, paint, wallpaper, wall and floor coverings, low-pressure laminates and other surfacing materials. In recent years, there has been substitution of other products for high-pressure laminate, with increasing substitution of solid surfacing at the high end and increasing substitution, particularly among North American manufacturers of cabinets, inexpensive furniture and store fixtures, of low pressure laminates at the low end. Competition is based principally on breadth of product line, product quality, marketing, technology, price and service. We compete in a number of geographic markets and our success in each of these markets is influenced by those factors. Many of our competitors are owned by larger enterprises and may have greater assets or resources than us. However, we believe that we are one of the largest producers of high-pressure laminate on a worldwide basis. We also believe that we are the largest or second largest producer of high-pressure laminate in various national markets, including the United States, Canada, the United Kingdom, France, Spain and Taiwan. In many other national markets, we enjoy a smaller but nonetheless significant market position. In the North American high-pressure laminate market, our principal competitor is WilsonArt, a subsidiary of Illinois Tool Works, Inc. In the solid surfacing market, DuPont is the strongest competitor, and Perstorp Flooring is dominant in the laminate flooring market. Perstorp AB, one of our competitors in the European laminate market, announced on March 1, 2000, that it has signed an agreement covering the sale of the Perstorp Surface Materials subgroup to DSH. DSH is an investment company formed by DLJ Merchant Banking Partners ("DLJ") and CVC European Equity partners ("CVC"). DLJ and CVC are equity investors in Formica Corporation. DSH will be a wholly-owned subsidiary of Holdings upon the acquisition closing, which is expected to occur at the end of the first quarter 2000. Concurrent with the projected closing of the sale of PSM to DSH, DSH will enter into a management and service agreement with Formica Corporation to oversee the operations and management of PSM. (See "Recent Developments.")

Research and Development

     Technical support to our business is organized on a worldwide basis. The major part of our research program, which involves the development of new applications for existing products, new products and process improvements, is carried out by the research and development departments located in the United States. Technical groups located at each plant also participate in the overall program and work on smaller projects under the direction of our research director. For the year ended December 31, 1999, the Company incurred approximately $1.7 million of Research and Development expense.

International Operations

     The Company's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, exchange controls, currency restrictions and currency fluctuations, changes in local economic conditions, unsettled political conditions, local laws concerning repatriation of profits and other factors normally associated with multinational operations. Most of the identifiable assets associated with the Company's foreign operations are located in countries where the Company believes such risks to be minimal.

     Our net sales from international operations to third parties accounted for approximately 49%, 45% and 44% of total net sales of our products for the years ended December 31, 1997, 1998 and 1999, respectively, and international operations contributed $14.9 million, $12.6 million and $23.1 million of our operating income for the years ended December 31, 1997, 1998 and 1999, respectively. We have manufacturing subsidiaries located in the United Kingdom, France, Spain, Canada, Taiwan and China and a 50% interest in a German joint venture. Our principal international markets are located in Europe, Asia, Canada and Mexico. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the accompanying consolidated financial statements for information concerning our business by geographic area.

Environmental Matters

     See Note 15-Commitments and Contigencies to the accompanying consolidated financial statements for a discussion of certain environmental matters. There can be no assurances that we will not become involved in future proceedings, litigation or investigations, that such Superfund or other environmental liabilities will not be material or that indemnification pursuant to such indemnification rights will otherwise be available.

Patents, Trademarks and Licenses

     We own patents and possess proprietary information relating to our products and processes. We believe that the loss of any of our patents would not have a material adverse effect on our business.

     Trademarks are important to our business and licensing activities. We have a vigorous program of trademark enforcement to prevent the unauthorized use of our trademarks, to strengthen the value of our trademarks and to improve our image and customer goodwill. We believe that the Formica(R) trademark and the [Anvil F] mark are our most significant trademarks. In addition to registration in the United States, those trademarks are registered in over 100 countries. We have granted a perpetual, royalty-free license to the Formica(R) tradename or trademark to CSR Limited in Australia and New Zealand and to laminate producers in India, South Africa and much of South America. The ColorCore(R), Surell(R) and Fountainhead(R) trademarks are registered in the United States and several other countries. The STEL(R) trademark is registered in the United States. Additionally, we have numerous other registered trademarks, trade names and logos, both in the United States and abroad. We believe that our material trademarks are well protected in all of the major markets in which we do business. However, effective trademark protection may not be available in every country in which our products are available.

     Historically, we have had a limited copyright portfolio of patterns and designs, because the designs used in our laminates were typically owned by the decorative paper manufacturer. In more recent years, we have increasingly created our own proprietary designs, some of which are protected by copyright.

     We believe that numerous opportunities exist to license our internationally recognized Formica trademark and the [Anvil F] mark and our proprietary technology and know-how. We have existing licensing arrangements for our trademarks and, in some cases, our proprietary technology, with manufacturers of adhesives.

Employees

     As of December 31, 1999, we had approximately 3,800 employees. In the United States, approximately 1,300 of our employees are covered by collective bargaining agreements that expire in the years 2000 and 2002. Of the approximately 2,000 employees in our international operations, a majority are represented by a variety of local unions. We consider our employee relations to be satisfactory.

Item 2.  Properties  (also see Item 1. Locations)

     The location and general description of the principal properties owned or leased by us (or by our German joint venture) are set forth in the table below:

        Location                             Principal Function                      Square Feet
Warren, New Jersey             World-wide Headquarters                               15,000 Leased
Atlanta, Georgia               Distribution Center                                  100,000 Leased
Dallas, Texas                  Distribution Center                                   82,000 Leased
Evendale, Ohio                 Manufacturing Plant and Subsidiary Headquarters     1,000,000 Owned
Ft. Lauderdale, Florida        Distribution Center                                   64,000 Leased
Indianapolis, Indiana          Samples Facility                                      54,000 Leased
Mt. Bethel, Pennsylvania       Manufacturing Plant and Distribution Center           150,000 Owned
Odenton, Maryland              Manufacturing Plant                                   362,500 Owned
Rocklin, California            Manufacturing Plant                                   350,000 Owned
Algona, Washington             Manufacturing Plant                                  106,000 Leased
St. Jean, Quebec, Canada       Manufacturing Plant                                   360,000 Owned
Shanghai, China                Manufacturing Plant                                   340,000 Owned
North Shields, England         Manufacturing Plant and Subsidiary Headquarters       560,000 Owned
LaPlaine, France               Manufacturing Plant                                    25,000 Owned
Lognes, France                 Distribution Center and Subsidiary Headquarters       69,000 Leased
Quillan, France                Manufacturing Plant                                   240,000 Owned
Herzberg Am Harz, Germany      Manufacturing Plant and Joint Venture Headquarters   110,000 Leased
Bilbao, Spain                  Manufacturing Plant and Subsidiary Headquarters       360,000 Owned
Hsinfeng, Taiwan               Manufacturing Plant                                   150,000 Owned
Taipei, Taiwan                 Subsidiary Headquarters                               15,000 Leased

     We believe that our properties are suitable and adequate for our present needs. We also believe that we have sufficient manufacturing and distribution capacity for our present and foreseeable needs. Pursuant to the new credit facility, the Rocklin, California, Evendale, Ohio and Odenton, Maryland facilities are subject to liens as security for the obligations of the Company and its subsidiaries thereunder. One of the Mt. Bethel, Pennsylvania properties is subject to a lien related to an installment sale arrangement for the facility with a local industrial development authority and the Hsingfeng, Taiwan facility is subject to a lien pursuant to a credit agreement in Taiwan.

     In March 2000, the Company announced the planned closing of its' Mount Bethel, Pennsylvania manufacturing facility, and the subsequent transfer of the manufacturing operations to the Odenton, Maryland facility.

     The leases for our leased properties will expire from 2000 through 2009, and the German joint venture has an annual lease that expires each December 31, unless renewed. We are confident that we will be able to negotiate renewals of our current leases with reasonable terms.

Item 3.  Legal Proceedings

Litigation

     See Note 15 - Commitments and Contigencies to the accompanying consolidated financial statements for a discussion of certain litigation. Other than as described in such note and as described under "Item 1 - Environmental Matters," there are no legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business, which are not otherwise material to our business or financial condition.

     On April 5, 1999, the Company received a subpoena covering the period from January 1, 1994 until April 1, 1999, from a federal grand jury in connection with an investigation into possible antitrust violations in the United States market for high-pressure laminate. The Company has produced documents and provided other information in response to the subpoena, and a number of present or former Formica employees have appeared for testimony before the grand jury or have been interviewed by the Staff of the Antitrust Division of the U.S. Department of Justice in connection with the investigation. The Company intends to continue its cooperation with the investigation. The Company is unable to determine at this time the effect, if any, that this matter may have on its financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 1999, there were no matters submitted to a vote of security holders.

Part II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         None

Item 6.  Selected Financial Data

     Historical Consolidated Financial Information:

     The following table includes historical consolidated financial data for
Formica:

     o after our acquisition by BTR as of and for the eleven-months beginning January 27, 1995, when we were bought by BTR, and ending December 31, 1995, the years ended December 31, 1996 and 1997 and the four-month period ended April 30, 1998

     o after our acquisition by Laminates for the year ended December 31, 1999 and the eight-months ended December 31, 1998.

     The historical financial data for BTR-owned Formica as of and for the eleven-months ended December 31, 1995 and as of and for the years ended December 31, 1996 and 1997 and the four-months ended April 30, 1998 have been derived from the audited consolidated financial statements of BTR-owned Formica. The historical financial data for the eight-months ended December 31, 1998 and the year ended December 31, 1999 have been derived from our audited consolidated financial statements. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the accompanying consolidated financial statements and notes thereto.

                                                                        Four                                    Eleven
                                                        Eight          Months                                   Months
                                        Year Ended   Months Ended      Ended             Years Ended             Ended
                                         December      December        April             December 31,           December
                                            31,          31,             30,       -------------------------       31,
                                           1999          1998           1998           1997         1996          1995
                                        ----------   -------------   ----------   ------------  -----------   ------------
                                                                      (dollars in millions)
Statement of Operational Data:
  Net sales............................ $   585.2     $   371.4      $   178.3     $   533.4     $   521.6      $   468.2
  Cost of products sold................     418.8         266.2          131.1         350.1         348.3          324.0
                                        ---------     ---------      ---------     ---------     ---------      ---------
  Gross profit.........................     166.4         105.2           47.2         183.3         173.3          144.2
  Selling, general &
    administrative expenses............     148.0         100.5           60.9         202.2         186.7          145.2
  Cost of Terminated Acquisition.......       0.8           3.0             --            --            --             --
  Cost to Terminate Supply Contract....      26.2            --             --            --            --             --
  Goodwill impairment charge (1).......        --            --             --         484.4            --             --
                                        ---------     ---------      ---------     ---------     ---------      ---------
  (Loss) income from operations........      (8.6)          1.7          (13.7)       (503.3)        (13.4)          (1.0)
  Interest expense (2).................     (37.4)        (25.7)          (1.7)         (3.1)        (10.6)         (31.7)
  Other income.........................       2.5           4.5            0.8           1.8           1.1            0.4
                                        ---------     ---------      ---------     ---------     ---------      ---------
  Loss before taxes....................     (43.5)        (19.5)         (14.6)       (504.6)        (22.9)         (32.3)
  Income tax benefit (provision).......      11.4          (2.8)            --          (0.2)         (5.0)           5.8
                                        ---------     ---------      ---------     ---------     ---------      ---------
  Net loss............................. $   (32.1)    $   (22.3)     $   (14.6)    $  (504.8)    $   (27.9)     $   (26.5)
                                        =========     =========      =========     =========     =========      =========




                                                                        Four                                    Eleven
                                                        Eight          Months                                   Months
                                        Year Ended   Months Ended      Ended             Years Ended             Ended
                                         December      December        April             December 31,           December
                                            31,          31,             30,       -------------------------       31,
                                           1999          1998           1998           1997         1996          1995
                                        ----------   -------------   ----------    ------------  -----------   ------------
                                                                      (dollars in millions)
Other Data:
  EBITDA:
  Net loss............................. $   (32.1)    $   (22.3)     $   (14.6)    $  (504.8)    $   (27.9)     $   (26.5)
  Interest expense.....................      37.4          25.7            1.7           3.1          10.6           31.7
  Income tax (benefit) provision.......     (11.4)          2.8             --           0.2           5.0           (5.8)
  Depreciation and Amortization........      42.9          29.3           11.1          55.7          52.1           37.3
  Goodwill impairment charge...........        --            --             --         484.4            --             --
  Cost to Terminate Supply Contract....      26.2            --             --            --            --             --
                                        ---------     ---------      ---------     ---------     ---------      ---------
        EBITDA (3)..................... $    63.0     $    35.5      $    (1.8)    $    38.6     $    39.8      $    36.7
  1998 Charges (4).....................        --          10.8            5.7            --            --             --
                                        ---------     ---------      ---------     ---------     ---------      ---------
        Adjusted EBITDA (3)............ $    63.0     $    46.3      $     3.9     $    38.6     $    39.8      $    36.7
    Adjusted EBITDA Margin.............      10.8%         12.5%           2.2%          7.2%          7.6%           7.8%
  Net cash provided by (used in):......
      Operating Activities............. $     0.2     $    26.7      $   (11.7)          5.7           1.5           (9.9)
      Investing Activities.............     (89.3)        (35.5)          (8.3)        (46.5)        (44.5)         (27.5)
      Financing Activities.............      66.2          33.0           (0.1)         47.1          56.5           28.5
  Depreciation and Amortization........      42.9          29.3           11.1          55.7          52.1           37.3
  Capital Expenditures.................      25.9          35.5            8.3          46.5          44.5           27.5

Balance Sheet Data:
   Cash Equivalents.................... $     7.8     $    31.6      $     6.9     $    27.2     $    26.3      $     9.8
   Working capital.....................     115.9         118.9           48.8          66.6          64.3           57.4
   Total assets........................     717.8         701.2          612.0         647.7       1,136.8        1,110.0
   Total debt.......................        391.1         317.7           83.9          44.8          42.2          441.1
   Total liabilities...................     640.5         581.4          280.8         304.3         266.1          650.6
   Total stockholders' equity.......... $    77.3     $   119.8      $   331.2     $   343.4     $   870.7      $   459.4

(1) During 1997, we recorded a goodwill impairment charge of $484.4 million which was determined utilizing the fair value of our assets considering, among other things, the purchase price for the sale of Formica. The impairment charge did not result in the reduction of property, plant and equipment.

(2)  Interest expense is not net of interest income.

(3) "EBITDA" is defined as income before extraordinary item and change in accounting principles plus interest expense (not net of interest income), income tax expense, depreciation and amortization expenses, goodwill impairment charge and the cost of terminated contract. EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). "Adjusted EBITDA" for the eight-months ended December 31, 1998 and the four-months ended April 30, 1998 represents EBITDA excluding $10.8 million and $5.7 million of the 1998 Charges, respectively. We believe that EBITDA and Adjusted EBITDA are useful supplements to net loss and other consolidated income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. Adjusted EBITDA is presented to assist in comparing normalized EBITDA between periods. However, our method of computation may or may not be comparable to other similarly titled measures of other companies.

(4) Includes $5.7 million and $10.8 million of non-cash charges reflecting adjustment of (1) reserves for inventory obsolescence, doubtful accounts and customer incentive rebate programs and (2) accruals for customs, property tax expenses and other items and cost of terminated acquisition. See Notes 12 and 14 to the accompanying consolidated financial statements.

     Unaudited Quarterly Consolidated Financial Information:

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 1999 and 1998, which includes the following historical consolidated financial data for Formica:

     o    after our acquisition by BTR for the four-month period ended April
          30, 1998

     o after our acquisition by Laminates for the year ended December 31, 1999, the two-month period ended June 30,1998 and the quarters ended September 30 and December 31, 1998.

Year ended December 31, 1999                      1st          2nd          3rd           4th         Full
                                                Quarter      Quarter      Quarter       Quarter       Year
                                              -----------  -----------  -----------  ------------  -----------
                                                                  (dollars in millions)
  Net sales.................................   $  139.2     $  155.4     $  145.1       $  145.5    $  585.2
  Cost of products sold......................      98.7        111.2        103.7          105.2       418.8
                                               --------     --------     --------       --------    --------
  Gross profit...............................      40.5         44.2         41.4           40.3       166.4
  Selling, general & administrative..........      39.9         38.6         36.1           33.4       148.0
  Cost of Terminated Acquisition (2).........        --           --          0.4            0.4         0.8
  Cost to Terminate Supply Contract (3)......        --           --           --           26.2        26.2
                                               --------     --------     --------       --------    --------
  Income (loss) from operations..............       0.6          5.6          4.9          (19.7)       (8.6)
  Interest expense (1).......................     (10.4)        (8.6)        (9.5)          (8.9)      (37.4)
  Other income...............................       1.5          0.1          0.8            0.1         2.5
                                               --------     --------     --------       --------    --------
  Loss before taxes..........................      (8.3)        (2.9)        (3.8)         (28.5)      (43.5)
  Income tax (provision) benefit (3).........      (1.2)        (0.7)        (0.1)          13.4        11.4
                                               --------     --------     --------       --------    --------
  Net loss...................................  $   (9.5)    $   (3.6)    $   (3.9)      $  (15.1)   $  (32.1)
                                               ========     ========     ========       ========    ========

                                                                           Two
                                                            One month     Months
                                                  1st         ended        ended         3rd           4th         Full
Year ended December 31, 1998                    Quarter     April 30,     June 30,     Quarter       Quarter       Year
                                              -----------  -----------  -----------  ------------  -----------  -----------
                                                                         (dollars in millions)
  Net sales..................................  $  131.8     $   46.5     $   98.3     $  139.5       $ 133.6     $  549.7
  Cost of products sold......................      94.0         37.1         67.6         97.9         100.7        397.3
                                               --------     --------     --------     --------       -------     --------
  Gross profit (4)...........................      37.8          9.4         30.7         41.6          32.9        152.4
  Selling, general & administrative (4)......      42.9         18.0         28.1         32.5          39.9        161.4
  Cost of Terminated Acquisition (2).........        --           --           --           --           3.0          3.0
                                               --------     --------     --------     --------      --------     --------
  (Loss) income from operations..............      (5.1)        (8.6)         2.6          9.1         (10.0)       (12.0)
  Interest expense (1).......................      (1.3)        (0.4)        (5.5)       (11.0)         (9.2)       (27.4)
  Other income...............................       0.6          0.2          0.4           --           4.1          5.3
                                               --------     --------     --------     --------      --------     --------
  Loss before taxes..........................      (5.8)        (8.8)        (2.5)        (1.9)        (15.1)       (34.1)
  Income tax provision.......................        --           --           --         (1.8)         (1.0)        (2.8)
                                               --------     --------     --------     --------      --------     --------
  Net loss...................................  $   (5.8)    $   (8.8)    $   (2.5)    $   (3.7)     $  (16.1)    $  (36.9)
                                               ========     ========     ========     ========      ========     ========

(1)  Interest expense is not net of interest income.

(2) The Company recorded charges of $0.4 million, $0.4 million and $3.0 million, for the quarters ended December 31, 1999, September 30, 1999 and December 31, 1998, respectively, in connection with proposed acquisitions of decorative products businesses. The Company has abandoned these proposed transactions. See Note 12 to the accompanying consolidated financial statements.

(3) During the quarter ended December 31, 1999, the Company acquired its exclusive supplier of laminate flooring. Prior to the acquisition, Formica was obligated under a contract with the supplier to purchase minimum quantities of laminate flooring at stipulated prices. The excess of the purchase price over the net tangible and intangible assets of the supplier totaling $26.2 million was charged to expense as the cost to terminate the supply contract. The income tax benefit for the quarter ended December 31, 1999 primarily results from the deductible cost to terminate a supply contract. See Note 2 to the accompanying consolidated financial statements.

(4) During the two-months ended May 31, 1998 and the month ended April 30, 1998, the Company made certain changes in accounting estimates, resulting in charges totaling $7.8 million and $5.7 million, respectively, due to new management plans with respect to asset carrying and disposition policies and new information becoming available, including information concerning customers, products, and competitive conditions in certain markets. The changes in accounting estimates for the two-months ended May 31, 1998 include the increasing of the provisions for doubtful accounts and inventory obsolescence by $2.4 million and $5.4 million, respectively. The changes in accounting estimates for the month ended April 30, 1998 include increasing the provision for customer rebate programs by $2.7 million, increasing the provision for doubtful accounts by $1.4 million and accruals for customs, property tax exposures and other items totaling $1.6 million. There were no significant changes in accounting estimates in 1999. See Note 14 to the accompanying consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are engaged in the design, manufacture and distribution of decorative laminates, solid surfacing, laminate flooring and other surfacing products. Formica was founded in 1913 and created the world's first decorative laminate in 1927. In May 1985, a group led by management and Shearson Lehman purchased Formica from American Cyanamid Company. In 1989, Formica was sold to FM Acquisition Corporation in a buyout led by Vincent Langone, David Schneider and Dillon, Read & Company. In January 1995, Formica was bought by BTR Nylex Ltd. In May 1998, Laminates, together with Messrs. Langone and Schneider, acquired Formica. In connection with the acquisition, Messrs. Langone and Schneider returned to Formica to assume senior management positions: Mr. Langone as Chairman, President and Chief Executive Officer and Mr. Schneider as Vice President, Chief Financial Officer and Secretary.

     From 1995 to 1997, our financial results declined. Management believes that the decline is largely attributable to the following factors:

     o a large increase in selling, general and administrative expenses from 21.0% of net sales in 1994 to 31.5% of net sales in 1997, in each case excluding amortization, which was largely the result of increased advertising and promotion

     o a significant increase in capital expenditures, which averaged approximately $39.5 million per year from 1995 to 1997 as compared to $12.4 million per year from 1985 to 1994, the majority of the productivity and efficiency benefits of which management believes have yet to be realized

     o the autonomous operation of Formica's North American, European and Asian divisions, which prevented integration and hampered Formica's ability to share improved manufacturing techniques, purchasing, design and technology on a global basis

     o significant management turnover, particularly in North America, which led to a loss of strategic direction and to operational difficulties

     o prior management's emphasis on gross margins and the resulting elimination of some lower-margin accounts that had low gross-margins but were profitable and allowed us to spread our fixed costs over more sales and

     o a change in the emphasis of Formica's design program, which began to focus on consumers rather than on product specifiers, such as architects and designers

     We implemented a business strategy that we believe will address the decline in the financial results of the business and significantly improve our profitability. The principal elements of this strategy include:

     o a reduction in operating expenses, which management estimates has resulted in net annualized savings of $27.4 million, net of $7.4 million of incremental standalone costs

     o the realization of significant manufacturing savings as a result of completion of capital projects initiated under BTR management

     o the increased integration of and communication between Formica's operating units

     o    re-emphasis on quality and service in North America and

     o the pursuit of acquisition opportunities that complement or expand Formica's decorative surfaces business or that enable Formica to enter new markets

     We consummated several acquisitions in 1999 and may make additional acquisitions in 2000, including a pending acquisition of Perstorp Surface Materials AB.

     Fountainhead. Our results in 1999 reflect nine months of results giving effect to our acquisition of the Fountainhead product line, which produces solid surfacing material. Our acquisition of Fountainhead(R) has led to increased sales of solid surfacing material. In addition, we have recently announced a planned consolidation of our solid surfacing manufacturing lines which we expect to result in improvements in gross margins for those products.

     Rhinocore. Our results in 1999 reflect the results giving effect to our acquisition of Rhinocore(TM) as an entry into direct imaging computer graphics for HPL. Rhinocore(TM) sells at a much higher price than standard laminates.

     STEL. Our laminate flooring line has been produced for us by STEL under a take-or-pay contract. As a result of our acquisition of STEL, we expect to improve the gross margins on our flooring products as a result of the elimination of the cost of the take-or-pay contract. We do not expect any material increase in revenues as most of the production at STEL's facility was on behalf of Formica.

     Perstorp. If PSM is contributed to us (see "Business Strategy--Target Strategic Acquisitions--Perstorp Surface Materials"), we expect that our revenues in Europe will increase. In addition, we also expect to derive certain manufacturing efficiencies in Europe which we anticipate will improve our gross margins. We cannot assure you that PSM will be acquired by our parent company or contributed to us.

Results of Operations

     Changes in Accounting Estimates. During the four- and eight-month periods ended April 30 and December 31, 1998, Formica made various changes in accounting estimates totaling $5.7 million and $7.8 million, respectively, due to new management plans with respect to asset carrying and disposition policies and new information becoming available regarding customers, products and competitive conditions in certain markets. There were no significant changes in accounting estimates in 1999. These changes in accounting estimates resulted in charges that impacted Formica's results of operations as follows:

     Customer Incentive Rebate Program. Due to competitive pressures in certain markets, many Formica distributors must periodically reduce their resale prices for Formica products in order to meet prices offered by distributors for competing manufacturers. In order to provide incentives to distributors to compete vigorously even when competitive prices would significantly reduce or eliminate distributor margins, Formica offers percentage rebates to distributors on specified products based on their actual resale prices to end customers, within pre-established parameters. During the period that Formica was owned by BTR, the reserve for customer incentive rebates was estimated based upon distributor sales to the end customer. Based on analyses performed at that time, the reserve balance was determined by providing for approximately one month of the average monthly amount of rebates based on estimates of distributor sales in inventory.

     Based on an analysis of inventories of Formica products held by certain independent distributors that was performed in connection with the acquisition, we have estimated that distributors hold, on average, approximately two months of sales in inventory. Accordingly, in the preparation of the April 30, 1998 financial statements, we have recorded a change in accounting estimates to reserve an additional $2.7 million for customer incentive rebate programs.

     Accounts Receivable Reserve. A long-standing distributor of Formica has experienced liquidity problems since the early 1990's, is in a negative equity position and has received "going concern opinions" from its auditors. We have carried a large receivable balance from this distributor for several years and have also converted approximately $4.0 million of the receivable balance into an 8-year interest bearing promissory note. Over the last 5 years, the distributor has been unable to pay down the trade receivable and note balances, which in the aggregate, have fluctuated between $4.5 million to $5.5 million during this period. The aggregate balance was $4.6 million at April 30, 1998. Accordingly, we believe additional reserves of $1.4 million were necessary as of the April 30, 1998 balance sheet date to provide for potential losses due to uncollectibility of the outstanding receivable and note balances for this distributor.

     During the period that Formica was owned by BTR, Formica's parent provided lender guarantees that enabled certain distributors to obtain more favorable credit terms than were otherwise obtainable. We have discontinued this guarantee program subsequent to April 30, 1998 and determined that it would be prudent to increase the reserve levels for four of our weaker distributors in the event that the change in policy with respect to the guarantees results in liquidity problems for the distributors. Accordingly, we have recorded a change in accounting estimates to increase our provision for doubtful accounts by $2.4 million as of December 31, 1998.

     Inventory Obsolescence Reserve. The inventory reserve reflects our new policies and plans with respect to the frequency of new product introductions and our desire to sell or dispose of inactive products on a more timely basis. While the previous management's intentions resulted in a policy of providing a reserve for 100% of the cost of any products that had not moved for 24 months, new management believes that providing reserves for 75% of the cost of products after one year and 100% after two years is consistent with the way we plan to run Formica's business. Accordingly, we have recorded a change in accounting estimates to increase our inventory obsolescence reserve by $5.4 million as of December 31, 1998.

     Accruals for Some Exposures. Based upon changes in facts and circumstances in 1998, accruals of $1.6 million were recorded as a change in accounting estimates in the preparation of our April 30, 1998 financial statements. The change in accounting estimates included accruals for property taxes ($500,000), customs ($600,000), employee relocation costs ($345,000) and vacation reserves ($216,000).

1999 Compared to 1998

     Net Sales. Net sales for 1999 were $585.2 million, compared to net sales of $549.7 million for 1998, an increase of $35.5 million, or 6.5%. Net sales in North America increased to $374.8 million in 1999 from $346.6 million in 1998, an increase of $28.2 million, or 8.1%. This increase is primarily due to additional volume contributed by the flooring product line and the addition of the Fountainhead business. Net sales in Asia increased to $69.8 million in 1999 from $62.2 million in 1998, an increase of $7.6 million, or 12.2%, resulting primarily from the result of a stronger Asian economy, as well as improved volume. Net sales in Europe decreased $0.3 million to $140.6 million in 1999 from $140.9 million in 1998.

     Gross Profit. Gross profit for 1999 was $166.4 million, compared to gross profit of $152.4 million for 1998, an increase of $14.0 million, or 9.2%. Gross profit as a percentage of net sales in 1999 increased to 28.4% from 27.7% in 1998. Adjusted for the 1998 charges described above, amounting to $5.7 million, gross profit increased $8.3 million, or 5.2%. Gross profit, as a percentage of net sales, excluding the 1998 nonrecurring charges, was 28.8% in 1998 compared to 28.4% in 1999.

     Gross Profit in North America increased to $102.6 million in 1999 from $95.9 million in 1998, or 7.0%. Gross profit as a percentage of net sales for North America, excluding the 1998 Charges amounting to $3.5 million, decreased to 27.4% in 1999 from 28.7% in 1998, principally as a result of increased raw material prices and competitive pricing pressures. Gross profit in Europe and Asia increased to $63.8 million in 1999 from $56.5 million in 1998, or 12.9%. After adjusting for 1998 Charges amounting to $2.2 million, gross profit, as a percentage of net sales, in Europe and Asia, increased to 30.3% in 1999 from 28.9% in 1998. This increase is primarily due to favorable material prices and efficiency savings within Asia.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1999 were $148.0 million compared to $161.4 million for 1998, a decrease of 8.3%. Selling, general and administrative expenses as a percentage of net sales decreased to 25.3% in 1999 from 29.4 % in 1998. The decrease in selling, general and administrative expenses was primarily due to lower advertising and sales promotion expense and lower compensation expense due to restructuring efforts, partially offset by an increase in goodwill amortization of $2.6 million due to the acquisition from BTR. Selling, general and administrative expenses, adjusted for the 1998 Charges amounting to $7.8 million, were $153.6 million in 1998 compared to $148.0 million in 1999, a decrease of 3.6%.

     Cost to terminate supply contract. In December 1999, the Company acquired STEL, its exclusive supplier of laminate flooring. Prior to the acquisition, Formica was obligated under a contract with STEL to purchase minimum quantities of laminate flooring at stipulated prices. The excess of the purchase price over the net tangible and intangible assets of STEL totaling $26.2 million was charged to expense as a cost to terminate the supply contract.

     Operating Loss. The operating loss for 1999 was $8.6 million compared to an operating loss of $12.0 million for 1998. The 1999 period included a charge of $26.2 million, the result of the cost of the terminated supply contract resulting from the purchase of STEL. The 1998 period included charges of

$13.5 million, due to the 1998 Charges. After taking into account the 1999 and 1998 charges, operating income increased to $17.6 million in 1999 compared to $1.5 million in 1998, for the reasons stated above.

     Adjusted EBITDA. Primarily for the reasons stated above, Adjusted EBITDA increased to $63.0 million in 1999 compared to $50.2 million in 1998, an improvement of 25.5%.

     Interest Expense. Interest expense increased to $37.4 million in 1999 from $27.4 million for 1998. The increase in interest expense was the result of the funding of the acquisition in May 1998, as well as additional debt incurred in 1999.

     Income Taxes. In 1999, the Company realized an income tax benefit of $11.4 million primarily resulting from the deductible cost to terminate a supply contract due to the acquisition of STEL (described above), compared to an expense of $2.8 million in 1998.

     Net Loss. Net loss was $32.1 million in 1999 compared to $36.9 million in 1998.

1998 Compared to 1997

     Net Sales. Net sales for 1998 were $549.7 million, compared to net sales of $533.4 million for 1997, an increase of $16.3 million, or 3.1%. Net sales in North America increased to $346.6 million in 1998 from $315.0 million in 1997, an increase of $31.6 million, or 10.0%. This increase is primarily due to additional volume contributed by the new flooring product line. Net sales in Europe and Asia decreased to $203.1 million in 1998 from $218.4 million in 1997, a decrease of $15.3 million, or 7.0%. Lower sales in Europe and Asia were primarily the result of a decline in value of foreign currencies and the weaker Asian economy.

     Gross Profit. Gross profit for 1998 was $152.4 million, compared to gross profit of $183.3 million for 1997, a decrease of $30.9 million, or 16.9%. Adjusted for the 1998 charges described above, amounting to $5.7 million, gross profit was down $25.2 million, or 13.7%. Gross profit as a percentage of net sales, excluding the 1998 nonrecurring charges, decreased in 1998 to 28.8% from 34.4% in 1997.

     Gross Profit in North America decreased to $95.9 million in 1998 from $99.9 million in 1997, or 4.0%. Gross profit in North America, adjusted for 1998 charges of $3.5 million, was consistent with 1997. Gross profit as a percentage of net sales for North America, excluding the 1998 charges, decreased to 29.4% in 1998 from 31.7% in 1997, principally as a result of increased raw material prices. Gross profit in Europe and Asia dropped to $56.5 million in 1998 from $83.4 million in 1997, or 32.3%. Gross profit, in Europe and Asia, adjusted for 1998 charges amounting to $2.2 million, declined 29.6%. As a percentage of net sales, gross profit in Europe and Asia, excluding 1998 charges, decreased to 28.9% in 1998 from 38.2% in 1997. This decrease is primarily the result of a larger mix of low margin products in Europe and increased raw material prices magnified by a decline in purchasing power of Formica's foreign operations due to currency impact on imported raw materials, the prices of which are often based upon U.S. dollars.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1998 were $161.4 million compared to $202.2 million for 1997, a decrease of 20.2%. Selling, general and administrative expenses as a percentage of net sales decreased to 29.4% in 1998 from 37.9% in 1997. The decrease in selling, general and administrative expenses was primarily due to lower advertising and sales promotion expense and lower compensation expense due to restructuring efforts. Selling, general and administrative expenses, adjusted for the 1998 charges amounting to $7.8 million, were $153.6 million in 1998 compared to $202.2 million in 1997, a decrease of 24.0%.

     Goodwill impairment charge. Formica's prior management recorded a goodwill impairment charge of $484.4 million in the fourth quarter of 1997. Prior to this quarter, prior management believed that the value of Formica was consistent with the value of Formica at the time of its acquisition by BTR in 1995. Upon consideration of the proposed acquisition, prior management was made aware of the current value and determined that the goodwill, which was created in the 1995 acquisition, should be written off.

     Operating Loss. The operating loss for 1998 was $12.0 million compared to an operating loss of $503.3 million for 1997. The decrease was primarily due to the goodwill impairment charge amounting to $484.4 million in 1997.

     Adjusted EBITDA. Primarily for the reasons stated above, Adjusted EBITDA increased to $50.2 million in 1998 compared to $38.6 million in 1997.

     Interest Expense. Interest expense increased to $27.4 million in 1998 from $3.1 million for 1997. The increase in interest expense was the result of the funding of the acquisition.

     Income Taxes. Income tax expense increased to $2.8 million in 1998 from $0.2 million in 1997.

     Net Loss. Net loss was $36.9 million in 1998 compared with $504.8 million in 1997. The decrease is principally due to the goodwill impairment charge of $484.4 million in 1997 and reduced selling, general and administrative expenses offset by a decline in profit margin.

Liquidity and Capital Resources

     Formica's principal sources of liquidity are cash flows from operations, borrowings under the Credit Facility and local credit facilities obtained by some of Formica's foreign subsidiaries. Formica's principal uses of cash will be debt service requirements to service the acquisition-related debt described below, capital expenditures and acquisitions.

     As of December 31, 1999, Formica had approximately $391.1 million of indebtedness outstanding compared to $317.7 million as of December 31, 1998. Formica's significant debt service obligations could, under certain circumstances, have material consequences to security holders.

     Working capital was $115.9 million at December 31, 1999 compared to $118.9 million at December 31, 1998. Management believes that Formica will continue to require working capital levels consistent with past experience and that current levels of working capital, together with borrowing capacity available under the Credit Facility and the continued effort by management to manage working capital, will be sufficient to meet expected liquidity needs in the near term.

     In connection with the Acquisition in 1998, Formica's parent raised approximately $137.1 million through the issuance of common and preferred stock to the DLJMB Funds, the institutional investors and Messrs. Langone and Schneider. The Laminates 8% Preferred Stock has an 8% cumulative dividend that is paid in cash when, as and if declared by the Laminates board. The Holdings 15% Senior Exchangeable Preferred Stock due 2008 has a 15% cumulative dividend which is not payable in cash until May 2003 and is exchangeable at Holdings' option for 15% subordinated debentures of Holdings. Dividends from Formica, which are restricted by the provisions of the Credit Facility and the Indenture, are the primary source of funding for payments with respect to Holdings and Laminates securities. In addition, Formica sold $200.0 million of Bridge Notes and, together with its subsidiaries, borrowed $80.0 million of term loans under the Credit Facility. The Bridge Notes were refinanced in February 1999 as noted below.

     In February 1999, Formica issued $215.0 million of 10 7/8% Series A Senior Subordinated Notes due March 1, 2009 (the "Series A Notes") and repaid the senior subordinated unsecured increasing rate bridge notes (the "Bridge Notes"). The Series A Notes were sold in transactions permitted by Rule 144A and Regulation S under the 1933 Act and therefore were not registered with the SEC.

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

     The Credit Facility includes a $120.0 million revolving credit facility and an $85 million term loan. The revolving credit facility may be increased by up to $25.0 million at the request of Formica, with the consent of the banks providing the increased commitments, and will terminate on May 1, 2004. At December 31, 1999, $60.7 million was outstanding against the revolving credit facility. The term loan under the Credit Facility totaled $83.2 million at December 31, 1999 and amortizes over the life of the Credit Facility.

     Borrowings under the Credit Facility generally bear interest based on a margin over the base rate or, at Formica's option, the reserve-adjusted LIBOR rate. The applicable margin varies based upon Formica's ratio of consolidated debt to EBITDA. Formica's obligations under the Credit Facility are guaranteed by Laminates Acquisition Co., Holdings, Inc. and all existing or future domestic subsidiaries of Formica (the "subsidiary guarantors") and are secured by substantially all of the assets of Formica and the subsidiary guarantors, including a pledge of capital stock of all existing and future subsidiaries of Formica (provided that, with a single exception, no more than 65% of the voting stock of any foreign subsidiary shall be pledged) and a pledge by FM Holdings, Inc. of the stock of Formica and by Laminates Acquisition Co. of the stock of FM Holdings, Inc. The Credit Facility contains customary covenants and events of default.

     The Series B Notes mature in 2009. Interest on the Series B Notes is payable semiannually in cash. The Series B Notes and related indenture place certain restrictions on Formica and its subsidiaries including the ability to pay dividends, issue preferred stock, repurchase capital stock, incur and pay indebtedness, sell assets and make certain restricted investments.

     Formica maintains various credit facilities in foreign countries (primarily in Asia) that provide for borrowings in local currencies. Formica may replace the availability of these facilities (in local currencies) under the Credit Facility and will maintain some of these credit facilities to provide financing for its subsidiaries in these countries. Formica expects that these facilities, together with the Credit Facility and operating cash flow in these countries, will be sufficient to fund expected liquidity needs in these countries.

     As of December 31, 1999 and December 31, 1998, Formica had outstanding approximately $28.4 million and $29.0 million, respectively, in letters of credit under the Credit Facility to provide credit enhancement for certain of these credit facilities, primarily in Asia.

     In the last several years, we have implemented a major capital investment program that management believes will increase capacity, yield substantial manufacturing savings and improve competitiveness. Formica spent approximately $25.9 million on capital expenditures during 1999, and anticipates that it will spend approximately $15.0 million in the year 2000. With that spending, Formica's primary capital investment program will be substantially complete. Formica expects to realize significant manufacturing cost savings, which will be phased in over the next two years, as a result of those programs. The Credit Facility contains restrictions on its ability to make capital expenditures. Based on present estimates, Formica believes that the amount of capital expenditures permitted under the Credit Facility will be adequate to complete its investment program and maintain the properties and businesses of current operations.

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

     Formica will continue from time to time to explore additional auxiliary financing methods and other means to lower its cost of capital, which could include stock issuance or debt financing and the application of the proceeds therefrom to the payment of bank debt or other indebtedness.

     Prior to May 1, 1998, Formica formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million. During 1999, Formica spent $3.9 million of the restructuring provision. The amount of the restructuring provision remaining at December 31, 1999 was approximately $2.7 million. See Note 2 of the accompanying consolidated financial statements.

     Cash provided by operations was $0.2 million for the twelve-months ended December 31, 1999, compared to $15.0 million for the twelve-months ended December 31, 1998. The decrease in cash provided by operations is the result of increases in accounts receivable and deferred income taxes. The increase in accounts receivable resulted from a gradual increase in accounts aging and an increase in sales. Net cash used in investing activities was $89.3 million (inclusive of $63.4 million utilized for acquisitions) for the twelve-months ended December 31, 1999 and $43.8 million for the twelve-months ended December 31, 1998. Net cash provided by financing activities was $66.2 million for the twelve-months ended December 31, 1999 and $32.9 million for the twelve-months ended December 31, 1998.

Effect of Inflation; Seasonality

     Formica does not believe that inflation has had a material impact on its financial position or results of operations. Formica's operations are modestly influenced by seasonal fluctuations.

Year 2000 Compliance

     Until recently, computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem."

     Formica is dependent in part on computer- and date- controlled systems for some internal functions. Similarly, suppliers of components and services on which Formica relies, and Formica's customers, may have year 2000 problems, which would affect their operations and their transactions with Formica. Other parties with whom Formica has commercial relationships, including raw materials suppliers and service providers, such as banking and financial services, data processing services, telecommunications services and utilities, are highly reliant on computer-based technology and may have year 2000 problems.

     In 1996, the Company in its North American region commenced a systems implementation effort to address the Year 2000 Problem and other operational issues on a worldwide basis. Formica's year 2000 compliance efforts are directed primarily towards ensuring that it will be able to continue to perform three critical functions:

     o    make and sell its products

     o    order and receive raw material and supplies and

     o    pay its employees and vendors

     Formica's effort included three phases: (1) assessment of each system to identify any year 2000 problems, (2) renovation, repair or upgrade of any problematic systems and (3) testing of the improved systems to ensure proper function. Project costs incurred to assess, remediate and test its systems, and evaluate and address the risks of its key customers and vendors, totaled approximately $19.0 million and $28.0 million, respectively, as of December 31, 1998 and December 31, 1999. The project was substantially completed by December 1999 and incurred approximately $28.0 million of costs in the aggregate broken down as follows: software ($4.2 million), hardware ($9.2 million), consulting/training ($7.4 million), and other ($7.2 million). The Company had previously estimated that the cost of completing the year 2000 compliance project would be $27.0 million.

     All of its year 2000 compliance costs have been funded from our operating cash flow and have been capitalized or expensed in the period they were incurred.

     Formica's significant information technology systems include general accounting, fixed assets, inventory control, manufacturing resource planning, distribution resource planning, purchasing and receiving, customer billing and payroll. Formica's significant non-information technology systems include manufacturing equipment and transportation and distribution systems.

     Formica has not experienced any disruption in its operations attributable to year 2000 problems. However, due to the novelty and complexity of the issues presented, and Formica's dependence on the technical skills of employees and independent contractors and on the representations and preparedness of third parties, could cause its efforts to be less than fully effective. Not all year 2000 problems were necessarily expected to occur during January 2000. It is possible that the Company, its customers or vendors may have equipment with embedded technology that indicates when maintenance is required or may shut down the equipment if maintenance is not performed by a specific date. Although management believes that its compliance efforts were designed appropriately to identify and address those year 2000 issues that are subject to its reasonable control, Formica cannot give assurance that its efforts were fully effective, or that year 2000 issues will not have a material adverse on its business, financial condition or results of operations. In the worst case, a protracted failure of general business systems among Formica's customers or vendors, or in its own plant, could cause production delays or canceled orders which would significantly reduce its revenue for the duration of such a situation. Formica has not developed a contingency plan which assumes significant and protracted year 2000-related failures of major vendors, customers or systems, and does not plan to do so.

     Formica has completed its assessment of year 2000 performance standards for all of its information technology systems and its non-information technology systems within its operating regions. Formica has completed the renovation, upgrade or replacement of all of its significant information technology systems for year 2000 performance standards. All of its significant information technology systems have been tested and are presently operating.

     Formica's review of third-party compliance risks from its key vendors and customers is complete. Should any non-responding parties suffer interruptions to their operations due to Year 2000 systems failures, management does not anticipate any resulting failures to its systems, products or supply chain that would disrupt its operations to a material degree.

Common European Currency

     The Treaty on European Economic and Monetary Union provides for the introduction of a single European currency, the Euro, in substitution for the national currencies of the member states of the European Union that adopt the Euro. In May 1998 the European Council determined: (i) the 11 member states that met the requirement for the Monetary Union, and (ii) the currency exchange rates amongst the currencies for the member states joining the Monetary Union.

     The transitory period for the Monetary Union started on January 1, 1999. According to council Resolution of July 7, 1997, the introduction of the Euro will be made in three steps: (i) a transitory period from January 1, 1999 to December 31, 2001, in which current accounts may be opened and financial statements may be drawn in Euros, and local currencies and Euros will coexist;
(ii) from January 1, 2002 to June 30, 2002, in which local currencies will be exchanged for Euros; and (iii) from July 1, 2002 in which local currencies will disappear.

     Formica cannot give assurance as to the effect of the adoption of the Euro on its payment obligations under loan agreements for borrowings in currencies to be replaced by the Euro or on its commercial agreements in those currencies.

Market Risk

     We use financial instruments, including fixed and variable rate debt securities, to finance operations. We use forward contracts to hedge foreign currency exposures. Forward contracts are entered into for periods consistent with underlying exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes and are not a party to any leverage instruments.

Foreign Currency Exchange Rate Risk

     Our operating results are subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although, we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

Forward-Looking Information

     This report (as well as other public filings, press releases and discussions with Company management) contains and incorporates by reference certain forward-looking statements. These statements are subject to risks and uncertainties. Forward-looking statements include the information concerning:

     o our future operating performance, including sales growth and cost savings and synergies following our recent acquisition by Laminates, our acquisitions of Fountainhead and STEL and the proposed acquisition of Perstorp Surface Materials

     o our expectation that certain of our equity investors will acquire Perstorp Surface Materials and contribute it to us

     o our belief that we have sufficient cash flows to support working capital needs, capital expenditures and debt service requirements

     o our belief that we can continue to reduce selling, general and administrative expenses without adversely affecting our net sales and

     o our belief that we will incur only minimal business disruption and financial impact as a result of the Year 2000 issue

     In addition, statements that include the words "believes," "expects," "anticipates," intends," "estimates," "will," "should," "may," or other similar expressions are forward-looking statements. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     What Factors Could Affect the Outcome of Our Forward-Looking Statements?

     You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-K could affect the future results of Formica and could cause those results or other outcomes to differ materially from those expressed in our forward-looking statements.

  Industry and Market Factors

     o changes in economic conditions generally or in the markets served by the Company

     o    fluctuations in raw material and energy prices

     o    product specifier preferences and spending patterns and

     o    competition from other decorative surfaces producers

  Operating Factors

     o our ability to combine our recently acquired businesses while maintaining current operating performance levels during the integration period(s) and the challenges inherent in diverting our management's focus and resources from other strategic opportunities and from operational matters

     o our ability to implement our cost savings plans without adversely impacting our net sales

     o    our ability to attract, hire and retain suitable personnel and

     o our ability and the ability of our key business partners to replace, modify or upgrade computer systems in ways that adequately address the Year 2000 issue

  Relating to our Debt and the Notes

     We have substantial debt, which could limit our cash available for other uses and harm our competitive position. In connection with our acquisition by Laminates, we incurred significant indebtedness. The level of our indebtedness could have important consequences to us, including:

     o limiting cash flow available for general corporate purposes, including acquisitions, because a substantial portion of our cash flow from operations must be dedicated to debt service

     o limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions

     o limiting our flexibility in reacting to competitive and other changes in the industry and economic conditions generally and

     o exposing us to risks inherent in interest rate fluctuations because some of our borrowings may be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates

     You should read the section called "Risk Factors" in the Registration Statement on Form S-1 (file no. 333-76683) that we filed with the SEC on April 21, 1999, and amended on August 10, 1999, for additional information about risks that may cause our actual results and experience to differ materially from those contained in forward-looking statements.

Recent Accounting Pronouncements

     In June 1998, SFAS No. 133-"Accounting for Derivative Instruments and Hedging Activities" was issued ("SFAS No. 133"). In June 1999, SFAS No. 137-"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15,

2000. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Arthur Andersen LLP, Independent Public Accountants               F-2

Report of Ernst & Young LLP, Independent Auditors                           F-3

Consolidated Balance Sheets as of December 31, 1999 and 1998                F-4

Consolidated Statements of Operations for the year ended
  December 31, 1999, eight-months ended December 31, 1998,
  four-months ended April 30, 1998 and year ended December
  31, 1997                                                                  F-5

Consolidated Statements of Changes in Stockholders' Equity for
  the year ended December 31, 1999, eight-months ended
  December 31, 1998, four-months ended April 30, 1998 and
  year ended December 31, 1997                                              F-6

Consolidated Statements of Cash Flows for the year ended
  December 31, 1999, eight-months ended December 31, 1998,
  four-months ended April 30, 1998 and year ended December
  31, 1997                                                                  F-7

Notes to Consolidated Financial Statements                                  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Formica Corporation:

We have audited the accompanying consolidated balance sheets of Formica Corporation (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998 (see Note 1). These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Formica Corporation and subsidiaries as of December 31, 1999 and 1998, and the related results of their operations and their cash flows for the year ended December 31, 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                         /s/ Arthur Andersen LLP

Roseland, New Jersey
March 3, 2000

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
      Formica Corporation:

      We have audited the accompanying consolidated statements of operations, stockholder's equity and cash flows of Formica Corporation for the year ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Formica Corporation's operations, stockholder's equity and its cash flows for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                     /s/ Ernst & Young LLP

White Plains, New York
May 7, 1998, except for Note 3--"Reclassifications" as to which the date is March 3, 1999

                              FORMICA CORPORATION
            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 1999 AND 1998
                        (in millions, except share data)

                                                                                    1999          1998
                                                                                 ------------  -----------
                                     ASSETS
Current Assets:
     Cash and cash equivalents.................................................. $       7.8   $     31.6
     Accounts receivable, less allowance for doubtful accounts of $4.7 and
         $4.2, respectively.....................................................        84.4         64.9
     Inventories................................................................       119.7        110.3
     Prepaid expenses and other current assets..................................        11.5         15.1
     Deferred income taxes......................................................        14.7         12.3
                                                                                 -----------   ----------
      Total current assets......................................................       238.1        234.2
Property, Plant and Equipment, net..............................................       307.3       288.7
Other Assets:
      Intangible assets, net....................................................       161.1        176.5
      Non-current assets........................................................        11.3          1.8
                                                                                 -----------   ----------
         Total assets........................................................... $     717.8   $    701.2
                                                                                 ===========   ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt....................................... $      28.2   $     21.8
     Accounts payable...........................................................        37.2         40.0
     Accrued expenses and other current liabilities.............................        56.8         53.5
                                                                                 -----------   ----------
      Total current liabilities.................................................       122.2        115.3
Long-Term Debt..................................................................       362.9        295.9
Deferred Income Taxes...........................................................       125.4        138.1
Other Liabilities...............................................................        30.0         32.1
                                                                                 -----------   ----------
      Total liabilities.........................................................       640.5        581.4
Commitments and Contingencies
Stockholders' equity:
     Preferred stock--par value $.01--authorized 1,000 shares, none
        issued or outstanding...................................................          --           --
    Common stock--par value $.01 per share--authorized 2,000 shares, issued
       and outstanding 100 shares...............................................         0.1          0.1
    Additional paid-in capital..................................................       137.0        137.0
    Accumulated deficit.........................................................       (54.4)       (22.3)
    Accumulated other comprehensive (loss) income...............................        (5.4)         5.0
                                                                                 -----------   ----------
      Total stockholders' equity................................................        77.3        119.8
                                                                                 -----------   ----------
         Total liabilities and stockholders' equity............................. $     717.8   $    701.2
                                                                                 ===========   ==========


        The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                              FORMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in millions)

                                                                       Eight        Four Months    Year
                                                       Year Ended   Months Ended       Ended       Ended
                                                        December      December         April      December
                                                        31, 1999      31, 1998       30, 1998     31, 1997
                                                       ----------   -------------   -----------   ---------
Net Sales............................................   $   585.2     $   371.4      $   178.3    $   533.4
Cost of Products Sold................................       418.8         266.2          131.1        350.1
                                                        ---------     ---------      ---------    ---------
          Gross Profit...............................       166.4         105.2           47.2        183.3
Selling, General and Administrative Expenses.........       148.0         100.5           60.9        202.2
Cost of Terminated Acquisitions......................         0.8           3.0             --           --
Cost to Terminate Supply Contract....................        26.2            --             --           --
Goodwill Impairment Charge...........................          --            --             --        484.4
                                                        ---------     ---------      ---------    ---------
          Operating (Loss) Income....................        (8.6)          1.7          (13.7)      (503.3)
Interest Expense.....................................       (37.4)        (25.7)          (1.7)        (3.1)
Other Income.........................................         2.5           4.5            0.8          1.8
                                                        ---------     ---------      ---------    ---------
Loss Before Income Taxes.............................       (43.5)        (19.5)         (14.6)      (504.6)
Income Tax Benefit (Provision).......................        11.4          (2.8)            --         (0.2)
                                                        ---------     ---------      ---------    ---------
          Net Loss...................................   $   (32.1)    $   (22.3)     $   (14.6)   $  (504.8)
                                                        =========     =========      =========    =========


        The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                              FORMICA CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)

                                                                                      Accumulated
                                                                                         Other
                                                          Additional                 Comprehensive
                                                 Common     Paid-in    Accumulated      Income
                                                 Stock      Capital      Deficit        (Loss)          Total
                                                 ------   ----------   -----------   --------------   ----------
Balance at December 31, 1996.................... $  0.1    $  924.7     $  (54.4)       $   0.3         $ 870.7
Comprehensive loss:
    Net loss....................................     --          --       (504.8)            --          (504.8)
    Foreign currency
       translation adjustments..................     --          --           --          (17.7)          (17.7)
                                                                                                        -------
                                                                                                         (522.5)
Contribution of intangible
    pension asset to Parent.....................     --        (4.8)          --             --            (4.8)
                                                 ------    --------     --------        -------         -------
Balance at December 31, 1997....................    0.1       919.9       (559.2)         (17.4)          343.4
Comprehensive loss:
    Net loss....................................     --          --        (14.6)            --           (14.6)
    Foreign currency translation adjustments....     --          --           --            2.9             2.9
                                                 ------    --------     --------        -------         -------
                                                                                                          (11.7)
Dividend to Parent..............................     --          --         (0.5)            --            (0.5)
                                                 ------    --------     --------        -------         -------
Balance at April 30, 1998....................... $  0.1    $  919.9     $ (574.3)       $ (14.5)        $ 331.2
                                                 ======    ========     ========        =======         =======

===================================================================================================================
Capitalization of the Company at May 1, 1998.... $  0.1    $  392.0     $     --        $    --         $ 392.1
Dividend to Parent..............................     --      (255.0)          --             --          (255.0)
                                                 ------    --------     --------        -------         -------
Net capitalization of the Company at
     date of acquisition........................    0.1       137.0           --             --           137.1
Comprehensive loss:
    Net loss....................................     --          --        (22.3)         (22.3)             --
    Foreign currency translation adjustments....     --          --           --            5.0             5.0
                                                                                                        -------
                                                                                                          (17.3)
                                                 ------    --------     --------        -------         -------
Balance at December 31, 1998....................    0.1       137.0        (22.3)           5.0           119.8
Comprehensive loss:
    Net loss....................................     --          --        (32.1)            --           (32.1)
    Foreign currency translation adjustments....     --          --           --          (10.4)          (10.4)
                                                                                                        -------
                                                                                                          (42.5)
                                                 ------    --------     --------        -------         -------
Balance at December 31, 1999.................... $  0.1    $  137.0     $  (54.4)       $  (5.4)        $  77.3
                                                 ======    ========     ========        =======         =======


        The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                              FORMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                       Eight        Four Months    Year
                                                       Year Ended   Months Ended       Ended       Ended
                                                        December      December         April      December
                                                        31, 1999      31, 1998       30, 1998     31, 1997
                                                       ----------   -------------   -----------   ---------
Operating Activities:
Net loss................................................$  (32.1)     $  (22.3)      $  (14.6)    $ (504.8)
Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
   Depreciation and amortization........................    42.9          29.3           11.1         55.7
   Goodwill impairment..................................      --            --             --        484.4
   Cost to terminate supply contract....................    26.2            --             --           --
   Deferred income taxes................................   (15.1)         (0.8)           1.2           --
   Changes in assets and liabilities: (net of the
        effects of acquisitions)........................
       Accounts receivable..............................   (18.3)          8.9           (5.4)         6.3
       Inventories......................................     0.2           7.8           (2.0)        (6.4)
       Prepaid expenses and other current assets........     7.0          (7.4)           5.8          1.7
       Accounts payable.................................    (0.3)         (2.6)           0.1        (10.4)
       Accrued expenses.................................    (1.9)         (3.0)         (18.1)       (11.2)
       Other, net.......................................    (8.4)         16.8           10.2         (9.6)
                                                        --------      --------       --------     --------
          Net cash provided by (used in) operating
            activities..................................     0.2          26.7          (11.7)         5.7
Investing Activities:
    Purchases of property, plant and equipment..........   (25.9)        (35.5)          (8.3)       (46.5)
    Acquisitions of businesses, net of cash acquired....   (63.4)           --             --           --
                                                        --------      --------       --------     --------
          Net cash used in investing activities.........   (89.3)        (35.5)          (8.3)       (46.5)
Financing Activities:
    Proceeds from borrowings, net.......................   268.1         288.1             --         47.1
    Due from affiliates.................................      --            --           15.5           --
    Dividends paid......................................      --        (255.0)          (0.5)          --
    Payments of debt....................................  (201.9)         (0.1)         (15.1)          --
                                                        --------      --------       --------     --------
        Net cash provided by (used in) financing
           activities...................................    66.2          33.0           (0.1)        47.1
Effects of Exchange Rate Changes on Cash................    (0.9)          0.5           (0.2)        (5.4)
                                                        --------      --------       --------     --------
(Decrease)/Increase in Cash and Cash Equivalents........   (23.8)         24.7          (20.3)         0.9
Cash and Cash Equivalents at Beginning of the
      Period............................................    31.6           6.9           27.2         26.3
                                                        --------      --------       --------     --------
Cash and Cash Equivalents at End of the Period..........$    7.8      $   31.6       $    6.9     $   27.2
                                                        ========      ========       ========     ========


        The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                              FORMICA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (1) BASIS OF PRESENTATION AND NATURE OF OPERATIONS:

     Formica Corporation ("Formica" or the "Company") is a wholly-owned subsidiary of FM Holdings, Inc. ("Holdings"), which is a wholly-owned subsidiary of Laminates Acquisition Co. ("Laminates"). Holdings and Laminates have no operations separate from the operations of the Company and their assets consist primarily of their direct or indirect investment in the Company.

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, prior to the acquisition from BTR Nylex Ltd. ("BTR") on May 1, 1998 (see Note 2), for the year ended December 31, 1997 and the four-month period ended April 30, 1998. The accounts of the Company for the eight-month period ended December 31, 1998 and the year ended December 31, 1999 reflect the acquisition. The results for the pre-acquisition period are not necessarily comparable to the results for the post-acquisition period because of the changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the acquisition. Earnings per share data are not presented because the Company's common stock is not publicly traded and the Company is a wholly-owned subsidiary of Holdings.

     The Company is a multinational organization, principally engaged in the design, manufacture, and distribution of high-pressure decorative laminates. The Company's operations are primarily based in North America, Europe and Asia.

     (2) ACQUISITIONS:

     Through April 30, 1998, the Company was an indirect wholly-owned subsidiary of BTR. On May 1, 1998, Laminates acquired all of the outstanding shares of Holdings, the Company's direct parent, from BTR, for approximately $392.0 million of cash (including transaction costs of approximately $15.4 million) and the assumption of approximately $29.0 million of net debt. The acquisition was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the book value of the net assets acquired of $61.0 million has been allocated primarily to intangible assets based on appraisals of the assets.

     Prior to May 1, 1998, the new management of Formica began to formulate a plan to restructure certain operations. Included in the allocation of the purchase price is a restructuring provision of $6.6 million primarily related to severance of approximately 100 administrative and operating employees within the European operations. The reduction in headcount results from the expected efficiencies to be gained as a result of a system conversion during 1999. The Company began to execute the restructuring in 1999, therefore, there were no charges against this reserve through December 31, 1998. During 1999, the Company charged approximately $3.9 million to this reserve relating to a portion of the total cost of terminating approximately 60 employees. The amount of the restructuring provision remaining at December 31, 1999 was approximately $2.7 million. This amount primarily pertains to the remaining portion of the above costs and approximately 40 additional employees yet to be terminated within our European operations.

     The acquisition was financed with $87.1 million in proceeds from the sales of preferred and common stock by Laminates, $50.0 million in proceeds from the sale of senior preferred stock by an affiliate (which was merged into Holdings) and from borrowings of $280.0 million by the Company. The net proceeds to Holdings from the sale of preferred stock and the net proceeds from borrowings by the Company were transferred to Laminates as a dividend. After the payments to BTR for the acquisition price, Laminates contributed the remaining cash to the Company. See Note 8 for acquisition financing.

     In March 1999, the Company acquired a manufacturer of solid surface products. The acquisition had no material effect on the Company's financial position or results of operations.

     In December 1999, the Company acquired its exclusive supplier of laminate flooring. Prior to the acquisition, Formica was obligated under a contract with the supplier to purchase minimum quantities of laminate flooring at stipulated prices. The excess of the purchase price over the net tangible and intangible assets of the supplier totaling $26.2 million was charged to expense as the cost to terminate the supply contract.

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 assume the May 1998 and December 1999 acquisitions had occurred at the beginning of 1998:

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                         1999            1998
                                         ----            ----
                                            (in millions)
Net sales...............................$591.2         $ 553.3
Net loss................................$(20.5)        $ (43.2)

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the May 1998 and December 1999 acquisitions been consummated at the beginning of 1998 or at the beginning of 1999, or of future results.

     (3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and all of its subsidiaries. Investments in less than majority-owned affiliates, over which the Company has significant influence, are accounted for using the equity method. All intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     Revenues are recognized upon shipment of goods to customers.

     Foreign Currencies

     The Company's international operations are translated into U.S. dollars using current exchange rates at the end of the period for the balance sheets and a weighted-average rate for the period for the statements of operations with currency translation adjustments reflected in accumulated other comprehensive income (loss) in stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations.

     Foreign Exchange Contracts

     The Company enters into forward sale and purchase contracts to manage currency risk resulting from purchase and sale commitments denominated in foreign currencies. These contracts are usually short-term in nature and generally involve the exchange of two foreign currencies. Gains and losses related to these contracts are deferred and included in the measurement of the related purchase or sale transaction. At December 31, 1999, the Company had $0.4 million in contracts to buy and $0.1 million in contracts to sell foreign currencies. At December 31, 1998, the Company had $1.5 million in contracts to buy and $0.1 million in contracts to sell foreign currencies. Net unrealized gains or losses were not material to the consolidated financial statements at December 31, 1999 and 1998.

     Concentration of Credit Risk

     Credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising the Company's customer base.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents.

     Customer Incentive Rebate Program

     The Company offers percentage rebates to distributors on specified products based on the actual resale prices to end customers, within pre-established parameters. Customer incentive rebate expenses are accrued at the time of the sale based upon historical rebate percentages. The accrued expenses are then reduced through payments of rebates to the distributors after the sales to the end customer.

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Inventories

     Inventories are stated at the lower of cost or market. Inventories are valued using the first-in, first-out (FIFO) method except for certain inventories in the United States which are valued using the last-in, first-out
(LIFO) method. As of December 31, 1999 and 1998, 68% and 55.0%, respectively, of inventories were valued under the LIFO method. Inventories at LIFO approximate inventories at FIFO.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation charges are made on a straight-line basis over the estimated useful life of the assets as follows:

     Buildings & Improvements..............              30 to 40 years
     Machinery & Equipment.................               3 to 13 years
     Computer & Office Equipment...........               3 to 10 years
     Leasehold improvements are amortized over the lesser of the life of the asset or the lease term.

     Intangible Assets

     Intangible assets are amortized on the straight-line basis over their estimated useful lives (3 to 20 years). The Company periodically reviews intangible assets to evaluate whether changes have occurred that would suggest these assets may be impaired based on the estimated net cash flows over the remaining amortization period. If this review indicated that the remaining estimated useful life requires revision or that the asset is not recoverable, the carrying amount of the asset would be reduced by the estimated shortfall of cash flows on a discounted basis. See Note 6 for the impairment charge recorded by the Company in 1997.

     Financial Instruments

     At December 31, 1999 and 1998, the fair value of substantially all of the Company's financial instruments approximated their carrying value, except for the Senior Subordinated Notes which were trading at a price of $91.50 per $100.00 of par value at December 31, 1999.

     Research and Development

     Research and development costs are expensed as incurred. Research and development costs included in selling, general and administrative expenses were $1.7 million, $1.4 million, $1.1 million, and $3.3 million for the year ended December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively.

     Environmental Compliance and Remediation Costs

     Environmental compliance costs include ongoing maintenance, monitoring and similar expenditures. These costs are expensed as incurred. Environmental remediation costs are accrued when environmental assessments and/or remedial efforts are probable and the cost can be reasonably estimated. See Note 15-"Commitments and Contingencies" for information concerning environmental matters.

     Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses were $16.6 million, $10.3 million, $10.6 million, and $24.1 million for the year ended December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively.

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Reclassifications

     Certain reclassifications have been made to prior years amounts to conform with the current year presentation.

     Recently Issued Accounting Standards

     In June 1998, SFAS No. 133-"Accounting for Derivative Instruments and Hedging Activities" was issued ("SFAS No. 133"). In June 1999, SFAS No. 137-"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

     (4) INVENTORIES:

     Inventories consisted of the following at December 31:

                                                           1999          1998
                                                        ----------    ----------
                                                            (in millions)
     Finished goods....................................   $ 84.5       $ 77.2
     Work-in-process...................................     11.6         12.2
     Raw materials.....................................     45.1         42.6
                                                          ------       ------
             Total.....................................    141.2        132.0
     Less: Obsolescence reserve........................     21.5         21.7
                                                          ------       ------
                                                          $119.7       $110.3
                                                          ======       ======

     (5) PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following at December 31:

                                                           1999          1998
                                                        ----------    ----------
                                                            (in millions)
     Land..............................................   $ 18.6       $ 17.7
     Buildings and improvements.........................    55.4         51.0
     Machinery and equipment............................   269.4        237.2
                                                          ------       ------
             Total......................................   343.4        305.9
     Less: Accumulated depreciation and amortization....    36.1         17.2
                                                          ------       ------
                                                          $307.3       $288.7
                                                          ======       ======

     Depreciation expense was $24.1 million, $16.0 million, $7.9 million, and $21.4 million for the year ended December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively.

     Interest costs incurred in connection with major capital expenditures are capitalized. Capitalized interest is amortized over the lives of the related assets. Net interest costs of $1.3 million were capitalized in 1997. No interest costs were capitalized during 1999 and 1998.

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     (6) INTANGIBLE ASSETS:

     Intangible assets consisted of the following at December 31:

                                                           1999          1998
                                                        ----------    ----------
                                                            (in millions)
     Trademarks........................................   $140.3       $140.0
     Patents...........................................     19.9         19.9
     Proprietary technology and other..................     32.5         29.4
                                                          ------       ------
             Total.....................................    192.7        189.3
     Less: Accumulated amortization....................     31.6         12.8
                                                          ------       ------
                                                          $161.1       $176.5
                                                          ======       ======

     During 1997, BTR decided to dispose of its building product businesses, including Formica by immediately offering these businesses for sale. Accordingly, the Company recorded a goodwill impairment charge of $484.4 million which was determined utilizing the fair value of the Company's assets considering among other things, the purchase price for the sale of Formica. The impairment charge did not result in the reduction of property, plant, and equipment.

     (7) ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following at December 31:

                                                           1999          1998
                                                        ----------    ----------
                                                            (in millions)
     Accrued salaries and benefits......................  $ 19.4       $ 20.6
     Restructuring reserve..............................     2.7          6.6
     Accrued interest...................................     8.6          3.7
     Other accrued expenses.............................    26.1         22.6
                                                          ------       ------
              Total.....................................  $ 56.8       $ 53.5
                                                          ======       ======

     (8) LONG-TERM DEBT:

     Notes payable to banks and other long-term debt consisted of the following at December 31:

                                                           1999          1998
                                                        ----------    ----------
                                                            (in millions)
     Senior subordinated notes..........................  $215.0       $200.0
     Credit Facilities:
          Term loans....................................    83.2         85.0
          Revolvers.....................................    60.7           --
     Other..............................................    32.2         32.7
                                                          ------       ------
              Total.....................................   391.1        317.7
     Less: Current maturities...........................    28.2         21.8
                                                          ------       ------
                                                          $362.9       $295.9
                                                          ======       ======

     In connection with the acquisition (see Note 2), Formica sold $200.0 million of senior subordinated unsecured increasing rate bridge notes (the "Bridge Notes") with interest at the greater of prime plus an additional amount or 10% and, together with its subsidiaries, borrowed $80.0 million of term loans under the senior loan facility (the "Credit Facility"). Borrowings under the Credit Facility were increased to $85.0 million after the acquisition.

     On February 22, 1999, the Company issued $215.0 million of 10 7/8% Series A Subordinated Notes due March 1, 2009 (the "Series A Notes") and repaid the Bridge Notes. The Series A Notes were sold in transactions permitted by Rule 144A and Regulation S under the Securities Exchange Act of 1933 and therefore were not registered with the Securities and Exchange Commission ("SEC").

     In conjunction with the issuance of the Series A Notes, the Company was subject to a Registration Rights Agreement that required the Company to file an Exchange Offer Registration Statement (the "Statement") with the SEC. The Statement allowed for the exchange of new 10 7/8%

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

     The Credit Facility includes a $120.0 million revolving credit facility and an $85.0 million term loan. The revolving credit facility may be increased by up to $25.0 million at the request of the Company and will terminate on May 1, 2004. There was $60.7 million outstanding on December 31, 1999. There were no borrowings outstanding under the revolving credit facility at December 31, 1998. The term loans under the Credit Facility totaled $83.2 million and $85.0 million at December 31, 1999 and 1998, respectively, which amortize over the life of the Credit Facility.

     Borrowings under the Credit Facility generally bear interest based on a margin over, at the Company's option, the base rate or LIBOR. The applicable margin, until the date of delivery of the Company's December 31, 1998 financial statements, was 2.25% over LIBOR or 1% over the base rate. Thereafter, the applicable margin varies based upon the Company's ratio of consolidated debt to EBITDA (as defined). The Company's obligations under the Credit Facility are guaranteed by Laminates, Holdings, and all existing or future domestic subsidiaries of the Company (the "subsidiary guarantors") and are secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of the capital stock of all existing and future subsidiaries of the Company (provided that no more than 65% of the voting stock of any foreign subsidiary shall be pledged) and a pledge by Holdings of the stock of the Company and by Laminates of the stock of Holdings.

     The Credit Facility contains financial covenants requiring the Company to maintain minimum earnings before interest, taxes, depreciation and amortization; minimum coverage of interest expense and fixed charges; and a maximum leverage ratio. On December 22, 1999, the Company amended the Credit Facility, obtaining the consent of the bank group for the acquisition of STEL Industries, Inc. The Company was in compliance with the financial covenants at December 31, 1999 and 1998.

     The Company maintains various credit facilities in foreign countries (primarily in Asia) that provide for borrowings in local currencies. At December 31, 1999 and 1998, the Company had secured approximately $28.4 million and $29.0 million, respectively, in letters of credit under the Credit Facility to provide credit enhancements for certain credit facilities.

     In addition to the above, the Company has established borrowing arrangements with various financial institutions at interest rates ranging from 2.0% to 9.5% in order to fund the ongoing operations of the business. At December 31, 1999 and 1998, there was approximately $32.2 million and $32.7 million, respectively, outstanding under these facilities. At December 31, 1999 and 1998, approximately $3.2 million and $4.7 million, respectively, were available under these facilities.

     The approximate aggregate debt maturities are as follows as of December 31, 1999:

                                                   (in millions)
          2000.................................        $ 28.2
          2001.................................          17.5
          2002.................................          22.7
          2003.................................          35.0
          2004.................................          72.1
          Thereafter...........................         215.6
                                                       ------
                                                       $391.1
                                                       ======

     Interest expense for 1997 was inclusive of $0.5 million attributable to affiliated companies. There was no interest expense attributed to affiliated companies in 1999 and 1998. Cash payments for interest approximated $28.5 million, $20.6 million, $0.2 million and $3.1 million for the year ended December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively.

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     (9) EMPLOYEE BENEFIT PLANS:

     The Company sponsors defined benefit pension plans covering substantially all United States and Canadian employees and certain employees in other countries. The benefits provided under the defined benefit pension plans are determined under formulas using years of service and compensation, or formulas using years of service and a flat dollar benefit rate. The Company's principal funding policy for the defined benefit pension plans is to maintain the plans in accordance with the minimum funding provisions of the Employee Retirement Income Security Act of 1974. The majority of the defined benefit pension plans' assets are held in trust, and consist principally of equity securities and fixed income instruments.

     The majority of the defined contribution plans sponsored by the Company are qualified under Section 401(k) of the Internal Revenue Code, with the amount of the Company's contributions determined under a matching formula tied to employee payroll deduction contributions. In addition, some defined contribution plans offer discretionary Company contributions based upon a profit based formula. Expenses related to these plans totaled approximately $1.0 million, $1.1 million, $0.3 million and $0.7 million for the year ended December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively.

     The net cost for the Company's defined benefit pension plans was comprised of the following components:

                                                                       Eight        Four Months    Year
                                                       Year Ended   Months Ended       Ended       Ended
                                                        December      December         April      December
                                                        31, 1999      31, 1998       30, 1998     31, 1997
                                                       ----------   -------------   -----------   ---------
                                                                            (in millions)
     Service cost .........................              $ 3.9         $ 2.9          $ 0.6         $ 3.9
     Interest cost ........................                5.8           3.0            1.2           3.5
     Expected return on plan assets........               (6.1)         (2.8)          (1.0)         (3.1)
     Other.................................                 --            --             --           0.1
                                                         -----         -----          -----         -----
     Net periodic pension cost.............              $ 3.6         $ 3.1          $ 0.8         $ 3.6
                                                         =====         =====          =====         =====

     The net periodic pension cost attributable to international plans included in the above table was $2.1 million, $2.0 million, $0.2 million, and $0.8 million, for the year ended December 31, 1999, the eight-month period ended 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively.

     The Company provides for the estimated cost of postretirement benefits (principally medical, dental, and life insurance benefits provided to retirees and eligible dependents). The Company does not fund its postretirement benefit plans.

     The net cost of postretirement benefits other than pensions was comprised of the following components:

                                                                       Eight        Four Months    Year
                                                       Year Ended   Months Ended       Ended       Ended
                                                        December      December         April      December
                                                        31, 1999      31, 1998       30, 1998     31, 1997
                                                       ----------   -------------   -----------   ---------
                                                                            (in millions)
     Service cost .........................              $0.2          $0.1           $0.0          $0.1
     Interest cost ........................               0.4           0.3            0.1           0.3
                                                         ----          ----           ----          ----
     Net postretirement benefit cost.......              $0.6          $0.4           $0.1          $0.4
                                                         ====          ====           ====          ====

     The cost of healthcare and life insurance benefits for active employees was $12.5 million, $7.5 million, $3.8 million, and $11.0 million for the year ended December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively.

     Summarized information about the changes in plan assets and benefit obligations is as follows:

                                                                                     Other Postretirement Benefits
                                                         Pension Benefit                        Benefits
                                                  --------------------------------   ------------------------------
                                                       1999             1998             1999             1998
                                                  ---------------   --------------   -------------    -------------
                                                                           (in millions)
Fair value of plan assets at January 1...........    $   83.4        $   40.3          $    --          $   --
Actual return on plan assets.....................         6.3             4.8               --              --
Company contributions............................         4.3             4.1              0.2              --
Participant contributions........................         0.6              --               --              --
Transfer of plan's assets from BTR...............          --            38.4               --              --
Benefits paid from plan assets...................        (3.3)           (4.2)            (0.2)             --
                                                     --------        --------          -------          ------
Fair value of plan assets at December 31.........    $   91.3        $   83.4          $    --          $   --
                                                     ========        ========          =======          ======

Benefit obligation at January 1..................    $   96.2        $  52.7           $   5.8          $  5.5
Service cost.....................................         3.9            2.1               0.2             0.2
Interest cost....................................         5.8            2.0               0.4             0.1
Actuarial (gains) losses.........................        (7.0)           0.9              (0.3)             --
Benefits paid from plan assets...................        (3.3)          (1.3)             (0.2)             --
Transfer (to) from BTR and other.................        (0.9)          39.8                --              --
                                                     --------        -------           -------          ------
Benefit obligation at December 31................    $   94.7        $  96.2           $   5.9          $  5.8
                                                     ========        =======           =======          ======

     The fair value of international pension plan assets included in the above table was $49.7 million and $44.6 million in 1999 and 1998, respectively. The pension benefit obligation of international plans included in this table was $48.4 million and $49.3 million in 1999 and 1998, respectively.

     A reconciliation of the plans' funded status to the net liability recognized at December 31 is as follows:

                                                                                                  Other Postretirement
                                                                       Pension Benefits                 Benefits
                                                                  ---------------------------   -------------------------
                                                                      1999           1998          1999           1998
                                                                  -------------    ----------   ------------    ---------
                                                                                      (in millions)
Funded status (benefit obligation in excess of plan assets)......    $ (3.4)        $(12.8)        $(5.8)       $ (6.4)
Unrecognized net (gain) loss ....................................     (11.8)          (1.4)         (0.6)          0.1
                                                                     ------         ------         -----        ------
          Net liability .........................................    $(15.2)        $(14.2)        $(6.4)       $ (6.3)
                                                                     ======         ======         =====        ======
Reported as:
          Other liabilities......................................    $ 15.2         $ 14.2         $ 6.4        $ 6.3
                                                                     ======         ======         =====        ======

     For Company pension plans with benefit obligations in excess of plan assets at December 31, 1999 and 1998, the fair value of plan assets was $50.0 million and $45.9 million, respectively, and the benefit obligation was $60.6 million and $61.7 million, respectively.

     Assumptions used in determining pension plan information are:

                                                             Year             Eight         Four Months          Year
                                                            Ended          Months Ended        Ended             Ended
                                                           December          December          April           December
                                                           31, 1999          31, 1998        30, 1998          31, 1997
                                                       -----------------   -------------   --------------   ----------------
  Rate of future compensation increases                  0.00%-4.25%        0.0%-5.0%        0.0%-5.5%         0.0%-5.5%
  Discount rate                                          5.75%-7.25%        5.0%-7.0%        6.5%-8.0%         6.5%-8.0%
  Expected long-term rate of return on plan assets       0.00%-9.00%        0.0%-9.0%        0.0%-9.5%         0.0%-9.5%

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     Assumptions used in determining other post-retirement plan information are:

                          Year          Eight        Four Months
                         Ended       Months Ended       Ended        Year Ended
                        December       December         April         December
                        31, 1999       31, 1998        30, 1998       31, 1997
                     -------------   ------------   --------------   ----------
  Discount rate       7.00%-7.25%     5.0%-7.0%       5.0%-7.0%         7.8%

     In the aggregate, average international plan assumptions do not vary significantly from U.S. assumptions.

     The health care cost trend rate for other post-retirement benefit plans was 10.0% at December 31, 1999 and is assumed to gradually decline to 5.0% over a 5-year period. A one-percentage point change in the health care cost trend rate would have had the following effects:

                                                            One Percentage Point
                                                            --------------------
                                                            Increase   Decrease
                                                            --------   --------
                                                               (in millions)
     Effect on total service and interest cost components...  $0.0       $0.0
                                                              ====       ====
     Effect on benefit obligation...........................  $0.2       $0.2
                                                              ====       ====

     (10) INCOME TAXES:

     The (benefit) provision for income taxes consisted of the following:

                        Year        Eight          Four         Year
                        Ended    Months Ended   Months Ended    Ended
                      December     December        April       December
                      31, 1999     31, 1998      30, 1998      31, 1997
                      --------   ------------   ------------   ---------
                                        (in millions)
     Current:
         Federal.....  $  --       $  --          $  --          $ (2.1)
         State.......     0.1        0.1             --            (0.3)
         Foreign.....     3.6        3.5           (1.2)            2.6
                       ------      -----          -----          ------
                          3.7        3.6           (1.2)            0.2
     Deferred:
         Federal.....   (14.2)        --             --            (0.1)
         State.......    (2.1)        --             --              --
         Foreign.....     1.2       (0.8)           1.2             0.1
                       ------      -----          -----          ------
                        (15.1)      (0.8)           1.2              --
                       ------      -----          -----          ------
                       $(11.4)     $ 2.8          $  --          $  0.2
                       ======      =====          =====          ======

     Pretax income (loss) was taxed in the following jurisdictions:

                        Year        Eight          Four         Year
                        Ended    Months Ended   Months Ended    Ended
                      December     December        April       December
                      31, 1999     31, 1998      30, 1998      31, 1997
                      --------   ------------   ------------   ---------
                                        (in millions)
     Domestic........  $(54.9)     $(12.6)        $(12.6)       $(518.4)
     Foreign.........    11.4         6.1           (2.0)          13.8
                       ------      ------         ------        -------
       Total pretax
         loss........  $(43.5)     $(19.5)        $(14.6)       $(504.6)
                       ======      ======         ======        =======

     The 1997 domestic pretax loss includes a goodwill impairment charge of $484.4 million (see Note 6).

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     The 1999 domestic pretax loss includes the cost to terminate a supply contract of $26.2 million (see Note 2).

     Deferred tax assets and liabilities are comprised of the following at December 31:

                                                             1999        1998
                                                           --------    --------
                                                              (in millions)
     Deferred tax liabilities:
        Book over tax bases of assets acquired............ $  120.6    $  131.1
        General inventory and LIFO reserves...............      2.0         2.7
        Other, net........................................      7.2         7.0
                                                           --------    --------
               Total deferred tax liabilities.............    129.8       140.8
                                                           --------    --------
     Deferred tax assets:
        Accrued liabilities...............................     16.7        15.0
        Net operating loss and tax credit carryforwards...     16.1        15.4
        Other, net........................................      2.4          --
                                                           --------    --------
              Total deferred tax assets...................     35.2        30.4
                                                           --------    --------
             Valuation allowance..........................    (16.1)      (15.4)
                                                           --------    --------
             Net deferred tax liabilities................. $  110.7    $  125.8
                                                           ========    ========

     The Company does not provide deferred income taxes on undistributed earnings of its foreign subsidiaries, as the earnings are considered indefinitely reinvested. At December 31, 1999, the cumulative amount of undistributed earnings on which the Company has not recognized deferred income taxes is approximately $90.3 million. Determining the amount of unrecognized deferred tax liability for this amount is not practicable. However, if the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to the Company's tax (benefit) expense is as follows:

                                                                              Four
                                                               Eight         Months
                                             Year Ended     Months Ended      Ended       Year Ended
                                              December        December        April        December
                                              31, 1999        31, 1998      30, 1998       31, 1997
                                              ---------   -------------   ------------   -------------
U.S. statutory rate........................    (35.0%)        (35.0%)        (35.0%)        (35.0%)
State income taxes.........................     (4.6%)           --             --             --
Intangibles amortization...................       --             --             --           35.2%
Subpart F income...........................      0.7%           2.6%           2.1%           0.1%
Tax on income of foreign subsidiaries
  and rate differential....................      9.0%          13.8%            --           (0.4%)
Change in valuation allowance..............      4.5%          32.3%          32.9%            --
Other, net.................................     (0.7%)          0.7%            --            0.1%
                                               -----          -----          -----          -----
                                               (26.1%)         14.4%           0.0%           0.0%
                                               =====          =====          =====          =====

     The Company is included in the consolidated federal and state tax returns of its ultimate parent, Laminates. Cash (paid) received for income taxes amounted to ($3.9) million, ($1.9) million, ($1.0) million, and $4.0 million, for the year ended December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively. The utilization of net operating loss carryforwards expiring in varying amounts in future periods may be limited by Internal Revenue Service regulations. The Company has provided a full valuation allowance against the net operating loss carryforwards due to the uncertainty of realization.

     (11) RELATED PARTY TRANSACTIONS:

     In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates. These arrangements are short-term in nature and generally bear no interest. At December 31, 1999, there was approximately $1.0 million outstanding under these arrangements. There were no such borrowings at December 31, 1998.

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     (12) TERMINATION OF PROPOSED ACQUISITION:

     The Company recorded charges of $0.8 million and $3.0 million, during the year ended December 31, 1999 and the eight-month period ended December 31, 1998, respectively, in connection with proposed acquisitions of decorative products businesses. The Company has abandoned these proposed transactions.

     (13) SEGMENT REPORTING:

     The Company is principally engaged in a single line of business: the design, manufacture and distribution of high-pressure decorative laminates. Substantially all revenues result from the sale of decorative laminates through domestic and international distributors and dealers. The Company's operations are managed on a geographic basis and, therefore, reportable segments are based on geographic areas. Segment revenues are defined as net sales to external customers of each segment. The Company measures segment results as operating income (loss), which is defined as income (loss) before goodwill impairment charge, the cost of the terminated supply contract, interest expense, other income (expense) and income taxes. Depreciation and amortization expense is included in the measure of segment results. All intercompany sales and expenses have been eliminated in determining segment revenues and segment profit (loss).

                                                                              Four
                                                               Eight         Months
                                             Year Ended     Months Ended      Ended       Year Ended
                                              December        December        April        December
                                              31, 1999        31, 1998      30, 1998       31, 1997
                                              ---------    -------------   ------------   -------------
                                                                 (in millions)
Segment revenues:
   United States........................       $327.7         $202.3         $ 98.1            $272.2
   North America - other................         47.1           32.3           13.9              42.8
   Europe...............................        140.6           92.5           48.4             146.1
   Asia.................................         69.8           44.3           17.9              72.3
                                               ------         ------         ------            ------
                     Total..............       $585.2         $371.4         $178.3            $533.4
                                               ======         ======         ======            ======
Segment (loss) profit:
   North America........................       $ (5.5)        $(10.7)        $(13.9)           $(33.8)
   Europe...............................         12.9            7.6            1.3               9.0
   Asia.................................         10.2            4.8           (1.1)              5.9
                                               ------         ------         ------            ------
                     Total..............       $ 17.6         $  1.7         $(13.7)           $(18.9)
                                               ======         ======         ======            ======
Depreciation and amortization (included
     in segment profit (loss)):
   North America........................       $ 30.6         $ 22.4         $  6.2            $ 32.4
   Europe...............................          8.9            4.6            3.5              17.2
   Asia.................................          3.4            2.3            1.4               6.1
                                               ------         ------         ------            ------
                     Total..............       $ 42.9         $ 29.3         $ 11.1            $ 55.7
                                               ======         ======         ======            ======
Expenditures for long-lived assets:
   North America........................       $ 16.2         $ 20.6         $  4.8            $ 27.6
   Europe...............................          7.3           11.1            1.2              11.2
   Asia.................................          2.4            3.8            2.3               7.7
                                               ------         ------         ------            ------
                     Total..............       $ 25.9         $ 35.5         $  8.3            $ 46.5
                                               ======         ======         ======            ======

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                              Four
                                                               Eight         Months
                                             Year Ended     Months Ended      Ended       Year Ended
                                              December        December        April        December
                                              31, 1999        31, 1998      30, 1998       31, 1997
                                              ---------    -------------   ------------   -------------
                                                                 (in millions)

Reconciliation of total segment profit
     (loss) to loss before income taxes
     is as follows:
   Segment profit (loss)....................   $ 17.6         $  1.7         $(13.7)          $ (18.9)
   Goodwill impairment charge...............       --             --             --            (484.4)
   Cost of terminated supply contract.......    (26.2)            --             --                --
   Interest expense.........................    (37.4)         (25.7)          (1.7)             (3.1)
   Other income.............................      2.5            4.5            0.8               1.8
                                               ------         ------         ------           -------
          Loss before income taxes..........   $(43.5)        $(19.5)        $(14.6)          $(504.6)
                                               ======         ======         ======           =======

                                                              December 31,

                                                     ------------------------------
                                                       1999       1998       1997
                                                     --------   --------   --------
                                                             (in millions)
Total assets:
   United States....................................  $451.0     $410.8     $374.0
   North America - other............................    37.3       36.4       34.5
   Europe...........................................   152.4      179.1      184.8
   Asia.............................................    77.1       74.9       54.4
                                                      ------     ------     ------
                     Total..........................  $717.8     $701.2     $647.7
                                                      ======     ======     ======
Long-lived assets:
   United States....................................  $168.8     $128.6     $151.9
   North America - other............................    13.4       14.3       15.4
   Europe...........................................    85.4      106.6       80.7
   Asia.............................................    39.7       39.2       32.0
                                                      ------     ------     ------
                     Total..........................  $307.3     $288.7     $280.0
                                                      ======     ======     ======

     (14) CHANGES IN ACCOUNTING ESTIMATES:

     During the eight and four-months periods ended December 31 and April 30, 1998, the Company made certain changes in accounting estimates, resulting in charges totaling $7.8 million and $5.7 million, respectively, due to new management plans with respect to asset carrying and disposition policies and new information becoming available, including information concerning customers, products, and competitive conditions in certain markets. The changes in accounting estimates for the eight-month period ended December 31, 1998 include the increasing of the provisions for doubtful accounts and inventory obsolescence by $2.4 million and $5.4 million, respectively. The changes in accounting estimates for the four-month period ended April 30, 1998 include increasing the provision for customer rebate programs by $2.7 million, increasing the provision for doubtful accounts by $1.4 million and accruals for customs, property tax exposures and other items totaling $1.6 million. There were no significant changes in accounting estimates in 1999.

     (15) COMMITMENTS AND CONTINGENCIES:

     Leases

     The Company leases machinery, such as transportation and plant equipment, and facilities, such as administrative offices and warehouse space, under various non-cancelable operating lease agreements.

     At December 31, 1999, future minimum lease payments under operating lease agreements that have a remaining term in excess of one year are as follows:

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                           (in millions)
          2000.........................................        $ 6.8
          2001.........................................          5.8
          2002.........................................          4.8
          2003.........................................          4.2
          2004.........................................          3.8
          Thereafter...................................          2.1
                                                               -----
                                                               $27.5
                                                               =====

     Rent expense aggregated $7.2 million, $5.3 million, $2.4 million and $7.8 million for the year ended December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively.

     Litigation and Environmental Matters

     In the ordinary course of business, the Company has been or is the subject of or party to various pending litigation and claims. Currently, the Company has been named as a potentially responsible party at several Superfund sites and has reserved approximately $3.9 million and $4.0 million at December 31, 1999 and 1998, respectively, for these matters. While it is not possible to predict with certainty the outcome of any potential litigation or claims, the Company believes, any known contingencies, individually or in the aggregate, will not have a material adverse impact on its financial position or results of operations. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future cash flows could be materially affected in a particular quarter.

     On April 5, 1999, the Company received a subpoena covering the period from January 1, 1994 until April 1, 1999, from a federal grand jury in connection with an investigation into possible antitrust violations in the United States market for high-pressure laminate. The Company has produced documents and provided other information in response to the subpoena, and a number of present or former Formica employees have appeared for testimony before the grand jury or have been interviewed by the Staff of the Antitrust Division of the U.S. Department of Justice in connection with the investigation. The Company intends to continue its cooperation with the investigation. The Company is unable to determine at this time the effect, if any, that this matter may have on its financial statements.

     There can be no assurances that Formica will not become involved in future proceedings, litigation or investigations, that such Superfund or other environmental liabilities will not be material or that indemnification pursuant to certain indemnification rights will otherwise be available.

     (16) COMPREHENSIVE INCOME (LOSS):

     Total comprehensive loss was ($42.5) million, ($17.3) million, ($11.7) million and ($522.5) million for the year ended December 31, 1999, the eight-month period ended December 31, 1998, the four-month period ended April 30, 1998, and the year ended December 31, 1997, respectively. The difference between comprehensive income (loss) and the net loss results from foreign currency translation adjustments.

     (17) RESTRICTED STOCK PLANS:

     During 1999 and 1998, the board of directors and shareholders of Laminates approved and adopted restricted stock programs. The plans authorize purchases by eligible employees of Laminates and its subsidiaries of restricted shares of common stock of Laminates, at a price equal to the fair market value of a share of common stock on the date of purchase. Any shares of restricted stock purchased under the plan are subject to repurchase by Laminates at the purchase price upon the participating employee's termination of employment with Laminates or any of its subsidiaries until those shares have vested in accordance with the terms of the plan. The number of shares authorized to be issued under the 1998 plan is 157,153, subject to adjustments upon the occurrence of certain events. Under the 1999 plan, 15,401 shares of preferred stock and 18,335 shares of common stock were authorized for issuance to management and key employees. As of December 31, 1999, 145,134 shares have been allocated to and purchased by certain officers and other management employees and 12,019 shares are available under the plan for future purchase. The number of preferred shares available for future grants under both plans is 15,401 and the number of common shares is 55,004.

     (18) SUBSEQUENT EVENTS:

     Acquisition by Certain Equity Investors in Formica

     Perstorp, one of our competitors in the European laminate market announced on March 1, 2000, that it has signed an agreement covering the sale of the PSM business of Perstorp AB, a Swedish corporation, to DSH. DSH, an investment company formed by DLJ Merchant Banking partners ("DLJ") and CVC European Equity partners ("CVC"), will be a wholly-owned subsidiary of Holdings if the acquisition closes as expected at the end of the first quarter 2000. DLJ and CVC are equity investors in Formica Corporation. Formica has advanced $5.0 million to DSH in connection with this transaction. Concurrent with the closing of the sale of PSM to DSH, DSH will enter into a management and service agreement with Formica Corporation to oversee the operations and management of PSM. In addition, the stockholders of Formica and of DSH have entered into agreements whereby the acquired business will be merged into Formica upon the occurrence of certain events.

     Restructuring

     On March 1, 2000, the Company announced plans to restructure certain operating activities in North America, reducing total headcount by approximately 200 employees. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility will be closed, and operations will be subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The Company has completed certain elements of the restructuring plan, and expects to finalize the plan and complete the related restructuring activities during 2000. The costs of the restructuring activities cannot be reasonably estimated at this time, however, these costs are not expected to have a material effect on the Company's financial position. Depending on the amount and timing of these activities, the Company's cash flows and results of operations could be materially affected in a particular quarter.

  Schedule II Valuation and Qualifying Accounts   (in millions)

   -----------------------------------------------------------------------------------------------------------------------------
                   Column A                       Column B                 Column C                 Column D         Column E
   -----------------------------------------------------------------------------------------------------------------------------
                                                                          Additions
                                                                 Charged to      Charged
                                                 Balance at       Costs          to Other                          Balance at
                                                  Beginning        and           Accounts-        Deductions         End of
                 Description                      of Period      Expenses        Describe         - Describe         Period
  ------------------------------------------------------------------------------------------------------------------------------
   Year ended December 31, 1999:
     Deducted from assets accounts:
        Allowance for doubtful accounts                 $4.2            $1.7      --                  ($1.2) 1             $4.7
                                                 ============    ============     ============    =============     ============

   Year ended December 31, 1998:
     Deducted from assets accounts:
        Allowance for doubtful accounts                 $1.5            $6.0      --                  ($3.3) 1             $4.2
                                                 ============    ============     ============    =============     ============

   Year ended December 31, 1997:
     Deducted from assets accounts:
        Allowance for doubtful accounts                 $1.4            $3.0      --                  ($2.9) 1             $1.5
                                                 ============    ============     ============    =============     ============

----------
   1 Write-off of uncollectible accounts.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosures

         None to report.

Part III - Information on Directors, Officers and Ownership

Item 10.  Directors and Executive Officers of the Registrant

         The following table sets forth certain information concerning the directors and executive officers of Formica. Each director of Formica also serves as a director of Holdings and Laminates.


                Name                  Age                                Office
 Vincent P. Langone................   57    Director, Chairman, President and Chief Executive Officer
 David T. Schneider................   50    Vice President, Chief Financial Officer and Secretary
 William Adams.....................   48    President, International Operations
 Steve Kuo.........................   45    President, Asian Operations
 Joseph Gonnella...................   53    President, North American Operations
 Jean Pierre Clement...............   56    President, Solid Surfacing Operations
 Thompson Dean.....................   40    Director
 Peter T. Grauer...................   53    Director
 David Y. Howe.....................   34    Director
 Alexander Donald Mackenzie........   41    Director

         Vincent P. Langone has been Chairman, President and Chief Executive Officer since May 1998. From 1995 until 1997, Mr. Langone was a principal of Interbuild International, Inc. Mr. Langone was previously named President and Chief Operating Officer of Formica Corporation in 1985 when Formica became independent and privately held through a management-led leveraged buyout in which he was a principal participant and investor. After taking Formica public in 1987, Mr. Langone was appointed Chief Executive Officer in 1988. In 1989, Mr. Langone organized a group of investors led by Dillon, Read & Co. and Formica was again taken private. Under the new structure he assumed the additional role of Chairman. Mr. Langone currently serves as a director of Summit Bank, United Retail Group and Brand Scaffolding Services.

         David T. Schneider has been Vice President, Chief Financial Officer and Secretary since May 1998. From 1995 until 1997, Mr. Schneider was a principal of Interbuild International, Inc. Mr. Schneider previously joined Formica Corporation in 1986 as North American Controller following a management-led leveraged buyout from American Cyanamid Company in 1985. He was appointed Corporate Controller in 1987 and named Vice President and Chief Financial Officer of Formica in 1989.

         William Adams is President of Formica's International operations and General Manager of Formica-U.K. He joined Formica Corporation in 1968. He has held various positions in Formica involving the following functions: research and development, yield improvement, warehousing, distribution, planning and production.

         Steve Kuo is President of Formica's Asian operations. He joined Formica Corporation in March 1985 in sales and marketing and later served as General Manager of North and East China. He was promoted to his present position in December 1997.

         Joseph Gonnella is President of Formica's North America operations. He joined Formica Corporation in November 1999. Prior to joining Formica Corporation, Mr. Gonnella was employed by Engelhard Corporation from 1992 until 1999, where he served as Senior Vice President, Strategy & Corporate Development (1997-1999) and previously as Group Vice President & General Manager, Environmental Technologies Group (1992-1997).

         Jean Pierre Clement is President of Formica's Solid Surfacing Operations. Mr. Clement has held various senior management positions within Formica in France, Canada, and the United States over his 30-year tenure with the Company.

         Thompson Dean has been a director of Formica since May 1998. Mr. Dean has been the Managing Partner of DLJ Merchant Banking, Inc., since November 1996. Previously, Mr. Dean was a Managing Director of DLJ Merchant Banking Inc. and its predecessor since January 1992. Mr. Dean serves as a director of Commvault Inc., Von Hoffman Corporation, Manufacturer's Services Limited, Phase Metrics, Inc., AKI Holdings Corporation, Amatek Ltd., DeCrane Aircraft Holdings Inc., Mueller Group, Inc., Charles River Laboratories, Inc. and Insilco Holding Co.

                                     III-1

         Peter T. Grauer has been a director of Formica since May 1998 and a Managing Director of DLJ Merchant Banking Inc. and its predecessor since September 1992. Mr. Grauer serves as a director of Doane Pet Care Company, Co., Total Renal Care Holdings, Inc., DecisionOne Holdings Corp., Bloomberg, Inc. and Thermadyne Holdings Corporation.

         David Y. Howe has been a director of Formica since May 1998 and a Vice President of Citicorp Venture Capital, Ltd. since 1993. Mr. Howe serves as a director of Aetna Industries, Inc., American Italian Pasta Company, Insilco Holding Co., IPC Information Systems, Inc., Pen-Tab Industries, Inc. and several private companies.

         A. Donald Mackenzie has been a director of Formica since May 1998 and a Managing Director of CVC Capital Partners Limited since 1993. Previously, he was a director of Citicorp Venture Capital Ltd. Mr. Mackenzie serves as a director of Hamleys Plc and Hozelock Group Plc.

         In accordance with the terms of the Investors' Agreement among the DLJ Merchant Banking funds, the institutional investors and management shareholders of Laminates, Formica intends to elect two additional directors who are unaffiliated with Formica or any of DLJ Merchant Banking or the institutional investors.

Employment Agreements

         Vincent Langone and David Schneider. Messrs. Langone and Schneider have entered into employment agreements with Laminates on the following terms, effective as of April 30, 1998. The employment agreements have a duration of three years from their effectiveness subject to automatic extensions for one year periods on their second and each subsequent anniversary, absent notice of non-renewal by either party. The employment agreements provide for initial annual base salaries of $600,000 and $300,000, respectively, for Messrs. Langone and Schneider, and, contingent upon Laminate's achievement of EBITDA targets, payment of cash bonuses.

         Mr. Langone was paid a $375,000 transaction fee in connection with the acquisition of the Company by Laminates and will be paid an advisory fee in connection with future acquisitions and/or divestitures during the term of his employment. Mr. Schneider was paid a $125,000 transaction fee in connection with the acquisition of the Company by Laminates.

         Each of Messrs. Langone and Schneider is entitled to participate in any benefit and incentive compensation programs, plans and practices which Laminates makes available generally to its senior executive officers.

         Upon a termination without cause, for good reason or due to non-renewal of the employment agreement, each of Messrs. Langone and Schneider is entitled under the agreements to the following severance benefits:

         (1)  unpaid accrued base salary and vacation and earned bonus

         (2) two times the sum of executive's then-current annual base salary and bonus, as calculated according to the agreement

         (3)  36 months continued benefits coverage

         (4) a fully vested supplemental retirement benefit under the Formica Corporation Supplemental Executive Retirement Plan and

         (5) accelerated vesting with respect to any time-based options and time-vested equity based awards granted to or purchased by executive

         Laminates has agreed that it will "gross-up" executives for any excise taxes to which they are subject as a result of any severance payments being considered "golden parachute" payments by the Internal Revenue Service.

         The employment agreements provide that each of Messrs. Langone and Schneider will, during his term of employment with Formica and for a period of two years following a termination for which he is entitled to severance, be bound by a covenant (1) not to compete in the high-pressure laminates business or other line of business significant to Laminates and any of its subsidiaries as a whole and (2) not to solicit any employees of Laminates or its subsidiaries.

                                     III-2

         For purposes of the employment agreements, good reason includes any of these events without the express prior written consent of the executive:

          o the assignment to the executive of duties materially inconsistent with the executive's positions, duties, responsibilities, titles or offices described above or any material reduction of those duties or responsibilities, or other than for cause or due to disability, the removal of the executive from or any failure to elect or reelect the executive to his position

          o    a reduction in base salary, bonus opportunity or benefits

          o our failure to obtain the specific assumption of the employment agreement by any successor or assign or any person acquiring substantially all of our assets

          o our failure to perform in any material respect our stated duties under the employment agreement, which is not remedied within 30 days of notice to us by the the executive

          o movement of our principal offices to a location more than 35 miles from Newark, New Jersey

          o our failure to keep in effect the policy of directors' and officers' liability insurance or

          o    a change of control

         For purposes of the foregoing, change of control means such time as (1) the DLJ Merchant Banking funds, the CVC entities and MMI Products, LLC and their permitted transferees own less than 10% of the outstanding shares of our common stock on a fully diluted basis, (2) the transfer of substantially all of our assets has occurred, (3) we shall have been liquidated or (4) any person, other than an institutional shareholder or permitted transferee, shall own more of our equity securities than the institutional shareholder and its permitted transferee own, in the aggregate, the greatest amount of our equity securities.

         For purposes of the employment agreements, cause means (1) the executive's conviction by a court of competent jurisdiction or entry of a plea of nolo contendere for an act on the executive's part constituting a felony which conviction or plea causes damage to our reputation or financial position or which undermines the executive's authority or (2) a willful and gross breach of a substantial and material obligation of the executive under the employment agreement; provided, that no action shall give rise to cause if undertaken in the good faith belief that the action was in our best interest.

         William Adams. Mr. Adams is party to an employment agreement with Formica Limited, an indirect subsidiary of Formica, dated March 14, 1990, as amended in 1997 and 1999. Under his employment agreement, Mr. Adams is paid an annual salary and may participate in applicable incentive compensation schemes. The agreement entitles Mr. Adams to participation in various benefits of Formica Limited, including a group health plan, a pension plan and company sick pay, and subjects Mr. Adams to a confidentiality covenant which survives his termination of employment. Under the terms of his agreement, Mr. Adams is entitled to twenty four (24) months notice of termination of employment, for which Formica Limited may substitute payment. Mr. Adams is required to give three months notice of his voluntary termination of employment.

         Steve Kuo. Mr. Kuo is party to a service contract with Cyanamid Taiwan Corporation and Formica Taiwan Corporation, an indirect subsidiary of Formica, dated March 18, 1986. That agreement was executed following the sale of the Formica business by American Cyanamid Corporation in 1985, and provides for the transfer of Mr. Kuo's employment from Cyanamid Taiwan Corporation to Formica Taiwan Corporation. Under the terms of the agreement, Mr. Kuo's employment with Formica Taiwan Corporation is on the same terms as his employment with Cyanamid Taiwan Corporation, with acknowledgment of Mr. Kuo's years of service at Cyanamid Taiwan Corporation for the purpose of calculating Mr. Kuo's retirement payments at Formica Taiwan Corporation.

         Joseph Gonnella. Mr. Gonnella is party to an employment agreement with Formica Corporation, dated November 1, 1999. Pursuant to his employment agreement, Mr. Gonnella is paid an annual salary and may participate in applicable incentive compensation schemes. The agreement entitles Mr. Gonnella to participation in certain benefits of Formica Corporation, including a group health plan, a pension plan, and company sick pay, and subjects Mr. Gonnella to a confidentiality covenant, which survives his termination of employment. Pursuant to the terms of his agreement, Mr. Gonnella in entitled to twenty-four
(24) months notice or termination of employment, for which Formica Corporation may substitute payment.

                                     III-3

         Jean Pierre Clement. Mr. Clement is an employee of Formica Corporation. He is paid an annual salary and may participate in applicable compensation schemes. Mr. Clement is also entitled to participation in certain benefits of Formica Corporation, including a group health plan and company sick pay. Mr. Clement is covered by the Formica S.A. (France) pension plan.

Compensation of Directors

         Currently, directors are not paid fees. Formica has not yet determined whether the independent directors to be elected in accordance with our investors' agreement will be paid any fees.

Item 11.  Executive Compensation

                                                                              Restricted   Securities
                                                               Other Annual   Stock        Underlying    LTIP       All Other
                                          Salary      Bonus    Compensation   Award(s)    Options/SARs   Payouts   Compensation
 Name and Principal Position     Year      ($)         ($)          ($)        ($) (2)         (#)         ($)         ($)
------------------------------- ------- ----------- ---------- -------------- ----------- -------------- -------- ---------------
Vincent P. Langone              1999    $600,000    $600,000          --          --             --        --     $  52,065
    Director, Chairman,         1998    $400,000          --          --          --             --        --     $ 428,649 (1)
    President, and C.E.O.

David T. Schneider              1999    $300,000    $300,000          --          --             --        --     $   6,421
    Vice-President, C.F.O.,     1998    $200,000          --          --          --             --        --     $ 134,153 (1)
    and Secretary

William Adams                   1999    $194,218    $201,126          --          --             --        --     $   1,585
    President,                  1998    $198,020    $198,020          --          --             --        --         --
  International
  Operations

Steve Kuo                       1999    $119,595    $ 35,389          --          --             --        --     $   9,592
    President, Asia             1998    $106,750    $ 34,747          --          --             --        --         --

Jean Pierre Clement             1999    $168,000    $ 10,000          --          --             --        --         --
    President-Solid Surfacing   1998          --          --          --          --             --        --         --

----------

(1) Amounts principally represent payment for transaction fees--see "Employment Agreements."

(2) Messrs. Langone and Schneider purchased 104,769 and 15,715 shares of restricted stock respectively, at $1.00 per share on April 30, 1998. The purchase price of those shares reflects the fair market value of those shares, as of that date and therefore those shares are not reported as "compensation."

Employee Retirement Plan

           We maintain the Formica Corporation Employee Retirement Plan, a non-contributory defined benefit plan for United States employees. The retirement plan was amended and restated as of January 1, 1996, and amended again in February 1998. Pension benefits are determined based upon a career average pay formula. The annual pension benefit to which a salaried employee is entitled, under the retire plan, at the normal retirement date, which is age 65 after five years of service, is an amount equal to the sum of:

     (A)   (1) 1.5 percent of earnings for each year of service, plus (2)
           1.5 percent of earnings for each partial year of service to date of termination, if termination is effective other than at year end plus

     (B) the accrued benefit as of June 30, 1992 determined as being the greater of (1) the benefit accrued under the retirement plan then in effect or (2) 1.5 percent of the five year average annual earnings multiplied by years of service as of June 30, 1992

         The retirement plan formula calculates annual pension amounts on a single-life annuity basis.

         The Internal Revenue Code of 1986, as amended, limits the annual amount payable to an individual under a tax qualified pension plan to $130,000, as adjusted for cost of living increases, and places limitations upon amounts payable to some individuals. The Code also limits the amount of annual compensation that may be taken into account by a plan to $160,000, as adjusted for cost of living increases.

         Messrs. Langone and Schneider are the only two named executive officers who participate in our retirement plan. Estimated annual benefits payable upon retirement under the retirement plan to Messrs. Langone and Schneider are $79,150 and $72,691 assuming current Code limitations, no change in present salary and continued employment to retirement at age 65. For each of Messrs. Langone and Schneider, the amount of that benefit attributable to employment with Formica prior to or during 1998 would be $56,138 and $33,316, respectively, and the amount of that benefit attributable to employment with

                                     III-4

Formica after 1998 would be $39,375 and $23,012. As discussed below, the amount of that benefit attributable to employment with Formica after 1998 will be applied to offset benefits to which Messrs. Langone and Schneider would be entitled under our supplemental retirement plan. Mr. Langone was previously employed by American Cyanamid, Formica's former parent, and, therefore, his benefits would be reduced by any amounts payable under the American Cyanamid retirement plan. Supplemental Executive Retirement Plan

         The following table shows the estimated annual benefits payable upon retirement to participants in our Supplemental Executive Retirement Plan.


                               Estimated Annual Retirement Benefits
                               Years of Service
                               -------------------------------------------------
Final Average Compensation     5          10            15             20
--------------------------------------------------------------------------------
                $ 200,000    $ 75,000     $150,000     $225,000      $300,000
                  225,000      84,375      168,750      253,125       337,500
                  250,000      93,750      187,500      281,250       375,000
                  300,000     112,500      225,000      337,500       450,000
                  400,000     150,000      300,000      450,000       500,000
                  450,000     168,750      337,500      500,000       500,000
                  500,000     187,500      375,000      500,000       500,000
                  600,000     225,000      450,000      500,000       500,000
                  700,000     362,500      500,000      500,000       500,000
                  800,000     300,000      500,000      500,000       500,000
                  900,000     337,500      500,000      500,000       500,000
                1,000,000     375,000      500,000      500,000       500,000

         The unfunded Supplemental Executive Retirement Plan provides additional annual retirement benefits equal to, for a participant who has completed less than 25 years of service with Formica, the product of

     (1) 7.5% of the highest amount obtained by averaging a participant's total cash compensation paid for the lesser of :

            (A) any 3, or

            (B) all, calendar years of employment with Formica after 1997 multiplied by

     (2)  the participant's years of service with Formica after 1997.

         The supplemental plan provides additional annual retirement benefits equal to, for a participant who has completed at least 25 years of service with Formica, 60% of his average earnings as determined above. The maximum annual retirement benefit payable under the supplemental plan, prior to any offset, shall be $500,000. No separate accounts are maintained under the supplemental plan.

         The benefit amounts set forth in the table above are subject to reduction for social security benefits, pension benefits payable under our employee retirement plan for which accrual is attributable to employment with Formica after 1997 and the value of benefits under our employee savings plan.

         The benefit amounts set forth in the table above are contingent upon a participant's retirement on or after age 65, or if a participant's combined age and service with Formica total 65, a participant's retirement on or after age
62. Notwithstanding the foregoing, a participant may be eligible for benefits under the plan if the participant retires early on or after age 60 and has completed 5 years of service with Formica. In that case, a participant shall be entitled to receive the retirement benefits calculated as described above reduced by 1/4 of 1% for each month by which the participant's early retirement date precedes his normal retirement date.

         During the year ended December 31, 1999, Messrs. Langone and Schneider were the only two participants in the supplemental plan. Each of Messrs. Langone and Schneider currently is credited with 2 years of service for purposes of benefit accrual under the supplemental plan. Under their employment

                                     III-5
agreements, upon a termination without cause, for good reason including a change of control of Formica, or upon disability, each of Messrs. Langone and Schneider will be entitled to fully vested benefits under the supplemental plan paid in lump sum, adding two years to their credited years of service for purposes of computing benefits.

Formica Limited 1998 Pension Scheme

         The following table shows the estimated annual benefits payable upon retirement to participants in the Formica Limited 1998 Pension Scheme.


                   Estimated Annual Retirement Benefits
                   Years of Service
Final Average  ----------------------------------------------------------------
Compensation       15              20               25             30
--------------------------------------------------------------------------------
$150,000       $ 37,508         $ 50,010        $ 62,513      $ 75,015
 175,000         43,759           58,450          72,931        87,518
 200,000         50,010           66,680          83,350       100,020
 250,000         62,513           83,350         104,188       125,025
 300,000         75,015          100,020         125,025       150,030
 400,000        100,020          133,360         166,700       200,040
 450,000        112,523          150,300         187,538       225,045
 500,000        125,025          166,700         208,375       250,050
 600,000        150,030          200,040         250,050       300,060

         Mr. Adams is the only named executive officer who participated in the U.K. pension plan which is a final salary defined benefit scheme. The amount of the pension to which any participant may be entitled under the scheme is based upon final pensionable earnings, which is a participant's highest annual earnings from the last five years prior to termination. For purposes of determining pension, earnings include basic pay, shift premium and overtime pay (excluding bonus).

         The U.K. pension plan provides annual retirement benefits equal to the product of the retirement percentage and final pensionable earnings. The retirement percentage equals 1.667% multiplied by years of service up to a maximum of 66.67%.

         Participants may be eligible to elect to receive a portion of their pension in a lump sum upon retirement subject to limitations by the United Kingdom Inland Revenue. Employees are required to contribute to the funding of the pension scheme at a rate of 5% of earnings, less a deduction of (pound)3,328.

         The benefit amounts set forth in the table above are contingent upon a participant's retirement after age 60. If a participant retires before age 60 but no earlier than age 50, the participant shall be eligible to receive the retirements calculated as described above reduced by 5% for every year the participant retires early than age 60. If a participant retires earlier than age 50, the participant shall not receive benefits under the U.K. scheme.

Employee Retirement Plan of Formica Taiwan Corporation

         Mr. Kuo is the only named executive officer who participates in the retirement plan covering Taiwanese employees. Under the Taiwanese plan, for service following 1984, employees are entitled to lump sum retirement benefits equal to the sum of (1) two month's average pay for each year of service up to fifteen years of service and (2) one month's average pay for each year of service thereafter, up to a total maximum of 45 months, subject to 20% increase if retirement is due to disability caused in performance of duties to Formica. Average pay shall be calculated at retirement in accordance with the Taiwanese Labor Standards law.

         A participant is eligible for those retirement benefits upon voluntary or mandatory retirement. A person is eligible for voluntary retirement if (1) he or she has worked with Formica Taiwan for a period of not less than fifteen years and has reached the age of fifty-five for a male employee or fifty for a female employee or (2) he or she has worked with Formica Taiwan for a period of not less than twenty-five years. Formica Taiwan may require an employee to mandatorily retire if he or she has reached the age of sixty or he or she is mentally or physically disabled and thus incompetent to perform his or her job.


                                     III-6

Formica S.A. (France) 1989 Pension Scheme

         Mr. Clement is the only named executive officer who participated in the French pension scheme which is a final salary defined benefit scheme. The French scheme provides supplementary benefits based on the number of year's service and the final salary. The amount of the pension to which any participant may be entitled under the scheme is based upon final pensionable earnings, which is a participant's highest annual earnings from the last five years prior to termination. For purposes of determining pension, earnings include basic pay, shift premium and overtime pay (excluding bonus).

         Mr. Clement's pension is comprised of two parts: a government benefit and a supplementary benefit from the Formica France Pension Plan. The French government provides a maximum pension of 88,200FF per annum (at 60 or 65 years old) provided the participant has 40 years of service.

         Participants are not eligible to elect to receive their pension in a lump sum upon retirement. Employees are not required to contribute to the funding of the pension scheme. Formica France contributes 200,000FF per annum in total for Mr. Clement; 20,000FF per annum to the government for the government pension and 180,000FF per annum to the Formica France Pension Plan.

The 1998 Restricted Stock Plan

         On April 30, 1998, the board of directors and shareholders of Laminates approved and adopted the Laminates Management Restricted Stock Program. The plan authorizes purchases by eligible employees of Laminates and its subsidiaries, selected in the discretion of the committee referred to below, of restricted shares of common stock of Laminates. Any shares of restricted stock purchased under the plan are subject to forfeiture upon the participating employee's termination of employment with Laminates or any of its subsidiaries until those shares have vested in accordance with the terms described below. The only employees who have participated in the plan to date are Messrs. Langone and Schneider.

         Administration. The plan is administered by a committee of our board of directors established by the board in a manner which complies with Rule 16b-3 under the Exchange Act and Section 162(m) of the Code, to the extent compliance is necessary, or if no committee has been established, by the board.

         Number of Authorized Shares. Shares issuable under the plan may include shares of authorized but unissued or reacquired common stock.

         The number of shares which may be issued under the plan is 157,153, subject to adjustments upon the occurrence of various events and as follows. As of December 31, 1999, 120,484 shares have been allocated to and purchased by Messrs. Langone and Schneider, 24,650 shares have been allocated to and purchased by other management employees under the 1999 stock plan, and 12,019 shares are available under the plan for future purchase. Subject to various exceptions, upon the issuance by Laminates of additional equity following the effectiveness of the acquisition, additional shares will be available under the plan equal to from 12.5% to 5.5% of the additional common stock issued, depending upon the amount and timing of the issuance.

         Purchase Price. Unless otherwise determined by the committee, the price at which each share of restricted stock may be purchased under the plan shall be the fair market value of a share of common stock on the date of purchase.

         Vesting. Each restricted share will vest in accordance with the terms of the applicable purchase agreement between Laminates and the participating employee. 60% of the shares currently issued under the plan will be subject to time-based vesting and 40% of the shares issued under the plan are subject to performance-based vesting. The time based shares vest on a five year schedule, 20% on each anniversary of purchase, and the performance based shares vest on a five year schedule provided that EBITDA targets are met. The issued time based shares vest upon termination of a participating employee's employment due to death, disability, without cause or for good reason and upon a change of control of Laminates and the issued performance based shares vest upon a change of control of Laminates occurring within 20 months of the effectiveness of the acquisition, and thereafter only if investment return targets are met.

         Puts and Calls. The restricted stock is subject to repurchase by Laminates upon any termination of employment by the employee and of sale by the employee upon termination of employment other than for cause or by the employee without good reason. The applicable purchase price is set forth in the purchase agreement with respect to the shares.

                                     III-7

         Amendment and Termination. The board may amend, alter, suspend, discontinue or terminate the plan or any portion thereof at any time, provided however, that the shareholders of Laminates shall be required to approve any amendment if the approval is necessary to comply with any tax or regulatory requirements.

The 1999 Stock Plan

         On March 18, 1999, the board of directors of Laminates approved and adopted the Laminates 1999 Stock Plan. The plan authorizes purchases by eligible employees of Laminates and its subsidiaries, selected in the discretion of the committee referred to below, of shares of preferred stock, shares of common stock, and restricted shares of common stock of Laminates. Any shares of restricted stock purchased under the plan are subject to repurchase by Laminates at the purchase price upon the participating employee's termination of employment with Laminates or any of its subsidiaries until those shares have vested in accordance with the terms described below.

         Administration. The plan is administered by a committee of our board of directors established by the board in a manner which complies with Rule 16b-3 under the Exchange Act and Section 162(m) of the Code, to the extent compliance is necessary, or if no committee has been established, by the board.

         Number of Authorized Shares. Shares issuable under the plan may include shares of authorized but unissued or reacquired common stock.

         The number of preferred shares which may be issued under the plan is 15,401 and the number of common shares is 55,004, including 36,669 shares of restricted stock available for future purchase under the 1998 Restricted Stock Plan. As of December 31, 1999, 9,681 preferred shares and 36,175 common shares, including 24,650 restricted shares, have been purchased by management employees other than Messrs. Langone and Schneider.

         Purchase Price. Unless otherwise determined by the committee, the price at which each share of preferred and common stock may be purchased under the plan shall be the fair market value of a share of stock on the date of purchase.

         Vesting. Each restricted share will vest in accordance with the terms of the applicable purchase agreement between Laminates and the participating employee. 50% of the shares currently issued under the plan will be subject to time-based vesting and 50% of the shares issued under the plan are subject to performance-based vesting. The time based shares vest on a five year schedule, 20% on each anniversary of purchase, and the performance based shares vest on a five year schedule provided that EBITDA targets are met.

         Puts and Calls. The preferred and common stock is subject to repurchase by Laminates upon any termination of employment by the employee. The applicable purchase price is set forth in the purchase agreement with respect to the shares.

         Amendment and Termination. The board may amend, alter, suspend, discontinue or terminate the plan or any portion thereof at any time, provided however, that the shareholders of Laminates shall be required to approve any amendment if the approval is necessary to comply with any tax or regulatory requirements.

                                     III-8

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information with respect to the beneficial ownership of Formica's voting securities as of December 31, 1999 by
(1) each person or group known to Formica who beneficially owns more than five percent of voting securities of Formica, (2) each of Formica's directors, (3) each executive officer of Formica and (4) all directors and executive officers of Formica as a group:

Name of Beneficial Owner                                 Percentage of Class
------------------------                                 -------------------
Laminates Acquisition Co. (2)
    277 Park Avenue
    New York, New York 10072 ............................     100.0%
FM Holdings Corp.
    15 Independence Boulevard
   Warren, New Jersey  07059 ............................     100.0%
Thompson Dean
   DLJ Merchant Banking Inc.
   277 Park Avenue
   New York, New York 10072 .............................       --
Peter Grauer
   DLJ Merchant Banking Inc.
   277 Park Avenue
   New York, New York 10072 .............................       --
David Y.  Howe
   Citicorp Venture Capital, Ltd.
   399 Park Avenue
   New York, New York 10043 .............................       --
Alexander Donald Mackenzie
   CVC Capital Partners Limited
   Hudson House
   8-10 Tavistock Street ................................       --
   London WC2E 7PP
Vincent Langone .........................................       --
David Schneider .........................................       --
William Adams ...........................................       --
Steve Kuo ...............................................       --
Jean Pierre Clement .....................................       --
All directors and officers as a group (9 persons) .......       --

----------
 (1) Under the applicable rules of the Securities and Exchange Commission, each person or entity is deemed to be a beneficial owner with the power to vote and direct the disposition of these shares. Shares of common stock subject to warrants are deemed outstanding for computing the percentage of the person holding the options, but are not deemed outstanding for computing the percentage of any other person.

 (2) Includes securities held by FM Holdings, which is a wholly-owned subsidiary of Laminates.

                                     III-9

         The following table sets forth information with respect to the beneficial ownership of Laminates' voting securities as of December 31, 1999 by
(i) each person or group known to Formica who beneficially owns more than five percent of Laminate's voting securities, (ii) each of Formica's directors, (iii) each executive officer of Formica and (iv) all directors and executive officers of Formica as a group:


                                                     Number of     Percentage of
         Name of Beneficial Owner                   Shares  (1)        Class
         ------------------------                   -----------        -----

DLJ Merchant Banking Funds (2)....................     538,236 (3)     42.0%

CVC European Equity Partners, L.P.
   Hudson House
   810 Tavistock Street
   London, WC2E 7PP...............................     240,198 (4)     18.8%

CVC European Equity Partners (Jersey) L. P.
   Hudson House
   810 Tavistock Street
   London, WC2E 7PP...............................      28,920 (5)     2.3%

MMI Products, L.L.C.
    399 Park Avenue
    New York, New York  10043.....................     269,118 (6)     21.0%

Thompson Dean
   DLJ Merchant Banking Inc.
   277 Park Avenue
   New York, New York 10072.......................          --          --

Peter Grauer
   DLJ Merchant Banking Inc.
   277 Park Avenue
   New York, New York 10072.......................          --         --

David Y. Howe
   Citicorp Venture Capital, Ltd.
   399 Park Avenue
   New York, New York 10043.......................          --          --

Alexander Donald Mackenzie
   CVC Capital Partners Limited
   Hudson House
   8-10 Tavistock Street
   London WC2E 7PP................................          --          --

Vincent Langone...................................     140,061 (7)     10.9%

David Schneider...................................      27,479 (8)      2.2%

William Adams.....................................       5,200 (9)      0.4%

Steve Kuo.........................................         525 (10)     --

Jean Pierre Clement...............................       1,800 (11)     --

All directors and officers as a group (9 persons)
(7)(8)(9)(10)(11) .................................    175,065         13.6%

----------
(1) Under the applicable rules of the Securities and Exchange Commission, each person or entity is deemed to be a beneficial owner with the power to vote and direct the disposition of these shares. Shares of common stock subject to warrants are deemed outstanding for computing the percentage of the person holding the options, but are not deemed outstanding for computing the percentage of any other person.

(2) Consists of shares held directly by DLJ Merchant Banking Partners II, L.P. and the following related investors: DLJ Merchant Banking Partners II-A, L.P.; DLJ Offshore Partners II, C.V.; DLJ Diversified Partners, L.P.; DLJ Diversified Partners-A, L.P.; DLJ Millennium Partners, L.P.; DLJ Millennium Partners-A, L.P.; DLJ Merchant Banking Funding II, Inc.; DLJ First ESC L.P.; UK Investment Plan 1997 Partners, Inc.; DLJ EAB Partners, L.P.

                                     III-10
     and DLJ ESC II L.P. The address of each is 277 Park Avenue, New York, New York 10172, except (1) the address of Offshore is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands, Antilles and (2) the address of UK Partners is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067.

(3)  Includes 50,000 shares that may be acquired upon exercise of warrants.

(4)  Includes 22,313 shares that may be acquired upon exercise of warrants.

(5)  Includes 2,687 shares that may be acquired upon exercise of warrants.

(6)  Includes 25,000 shares that may be acquired upon exercise of warrants.

(7) Includes 104,769 shares of restricted stock, of which 62,861 are time based shares and 41,908 are performance based shares. See "Management--The 1998 Restricted Stock Plan."

(8) Includes 15,715 shares of restricted stock, of which 9,429 are time based shares and 6,286 are performance based shares. See "Management--The 1998 Restricted Stock Plan."

(9) Includes 4,000 shares of restricted stock, of which 2,000 are time based shares and 2,000 are performance based shares. See "Management--The 1999 Stock Plan."

(10) Includes 350 shares of restricted stock, of which 175 are time based shares and 175 are performance based shares. See "Management --The 1999 Stock Plan."

(11) Includes 1,200 shares of restricted stock, of which 600 are time based shares and 600 are performance based shares. See "Management --The 1999 Stock Plan."

Item 13.  Certain Relationships and Related Transactions

         DLJ Capital Funding, an affiliate of DLJ Merchant Banking, has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of the Credit Facility and as a lender thereunder. Laminates Funding, Inc., an affiliate of DLJ Merchant Banking, was a purchaser of a portion of the bridge notes and received customary fees and expenses in connection therewith. Donaldson, Lufkin & Jenrette Securities Corporation, also an affiliate of DLJ Merchant Banking, acted as the initial purchaser of the Senior Subordinated Notes. The aggregate amount of all fees paid to the various DLJ entities in connection with the acquisition and the offering of the Senior Subordinated Notes is approximately $8.5 million.

         Formica and its subsidiaries may from time to time enter into financial advisory or other investment banking relationships with Donaldson, Lufkin & Jenrette Securities Corporation or one of its affiliates whereby Donaldson, Lufkin & Jenrette Securities Corporation or its affiliates will receive customary fees and will be entitled to reimbursement for all related reasonable disbursements and out-of-pocket expenses. Formica expects that any arrangement will include provisions for the indemnification of Donaldson, Lufkin & Jenrette Securities Corporation against a variety of liabilities, including liabilities under the federal securities laws.

         In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates. These arrangements are short-term in nature and generally bear no interest. At December 31, 1999, there was approximately $1.0 million outstanding under these arrangements. See
Note 11 to the accompanying consolidated financial statements.

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Formica Corporation and subsidiaries are included in Item 8:

   Consolidated Balance Sheets - December 31, 1999 and 1998.

   Consolidated Statements of Operations - Year ended December 31, 1999,
     Eight-months ended December 31, 1998, Four-months ended April 30, 1998 and Year ended December 31, 1997.

   Consolidated Statements of Changes in Stockholders' Equity - Year ended
     December 31, 1999, Eight-months ended December 31, 1998, Four-months ended April 30, 1998 and Year ended December 31, 1997.

                                     III-11

   Consolidated Statements of Cash Flows - Year ended December 31, 1999,
     Eight-months ended December 31, 1998, Four-months ended April 30, 1998 and Year ended December 31, 1997.

   Notes to Consolidated Financial Statements - Year ended December 31, 1999,
     Eight-months ended December 31, 1998, Four-months ended April 30, 1998 and Year ended December 31, 1997.

(a)(2) The following consolidated financial statement schedule of Formica Corporation and subsidiaries are included in Item 8:

    Schedule II - Valuation and Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(a)(3) Exhibits:

Exhibit
Number                         Exhibit Description
------                         -------------------

3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

3.2 By laws (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.1 Investors' Agreement dated as of April 30, 1998 among Laminates, the DLJ Merchant Banking Funds, the institutional investors and the management shareholders (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.2 Restricted Stock Program (filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.3 Employment Agreement of Vincent Langone (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.4 Employment Agreement of David Schneider (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.5 Employment Agreement of William Adams (filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.6 Employment Agreement of Steven Kuo (filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.7 Amended and Restated Credit Agreement dated as of July 20, 1998 among Formica, certain Formica subsidiaries and a syndicate of financial institutions led by DLJ Capital Funding, Inc. (filed as Exhibit 10.7 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.) Supplemental Executive Retirement Plan (filed as Exhibit 10.8 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.8 Restated Formica Corporation Employee Retirement Plan dated as of January 1, 1996, as amended (filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.9 Formica Taiwan Corporation Employee Retirement Plan dated as of December 23, 1986 (filed as Exhibit 10.10 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.10 Formica UK Corporation Employee Retirement Plan (filed as Exhibit 10.11 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.11 Laminates 1999 Stock Plan (filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.12 Laminates 1999 Stock Purchase Agreement (filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.13 Registration Rights Agreement dated as of February 22, 1999 between Formica and Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex. Brown Incorporated and Credit Suisse First Boston as Initial Purchasers (filed as Exhibit 1.1 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

10.14 Indenture, dated as of February 22, 1999 between Formica and the Trustee (filed as Exhibit 4.1 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)

21 Affiliated Companies and Subsidiaries of Formica (included on page E-1 of this registration statement)

27    Financial Data Schedule

                                     III-12

 (b) Reports on Form 8-K

         No Current Reports on Form 8-K were filed by Formica during the fourth quarter of fiscal 1999.


Supplemental Information to be Furnished with Reports filed pursuant to Section 15(d)

No annual reports or proxy material has been sent to security holders.

                                     III-13

Item 15.  Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FORMICA CORPORATION


                                           By:  /s/ David T. Schneider
                                                ----------------------
                                                David T. Schneider
                                                Vice President, Chief Financial
                                                   Officer and Secretary


         Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.

                 Signature                                   Title                                Date
                 ---------                                   -----                                ----
          /s/ Vincent P. Langone
---------------------------------------
            Vincent P. Langone              Director, Chairman, President and Chief          March 23, 2000
                                            Executive Officer

          /s/ David T. Schneider
---------------------------------------
            David T. Schneider              Vice President, Chief Financial Officer          March 23, 2000
                                            and Secretary

             /s/ Thompson Dean
---------------------------------------
               Thompson Dean                 Director                                        March 23, 2000

            /s/ Peter T. Grauer
---------------------------------------
              Peter T. Grauer                Director                                        March 23, 2000

             /s/ David Y. Howe
---------------------------------------
               David Y. Howe                 Director                                        March 23, 2000

      /s/ Alexander Donald Mackenzie
---------------------------------------
        Alexander Donald Mackenzie           Director                                        March 23, 2000

                                     III-14