Form 10-Q
period 2000-03-31
FORMICA CORP
filed 2000-05-15
CIK 814241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   Form 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15 (D) OF THE SECURITIES ACT OF 1934

                 For the quarterly report ended March 31, 2000

                                ----------------

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

                        YES                  NO    X
                            -------             -------


                Title                             Shares as of March 31, 2000
                -----                             ---------------------------
Common Stock, $.01 par value per share               100 Shares Outstanding

                              FORMICA CORPORATION

                                     Index

Part I. Financial Information                                              Page

Item 1.  Financial Statements (Unaudited)                                    1
         Condensed Consolidated Balance Sheets--March 31, 2000
         and December 31, 1999                                               1

         Condensed Consolidated Statements of Operations--
         Three Months Ended March 31, 2000 and 1999                          2
         Condensed Consolidated Statements of Cash Flows--
         Three Months Ended March 31, 2000 and 1999                          3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 7

Item 3.  Quantitative and Qualitative Disclosure of Market Risk             14

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  14

Part I. Financial Information
Item 1: Financial Statements

                              FORMICA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                        (in millions, except share data)

                                                      March 31,     December 31,
                                                         2000          1999
                                                     ----------     ------------
                                     ASSETS          (Unaudited)     (Audited)
CURRENT ASSETS:
  Cash and cash equivalents                            $  7.3         $  7.8
  Accounts receivable, net                               82.5           84.4
  Inventories                                           119.8          119.7
  Prepaid expenses and other current assets              12.7           11.5
  Deferred income taxes                                  14.8           14.7
                                                       ------         ------
          Total current assets                          237.1          238.1

PROPERTY, PLANT AND EQUIPMENT, net                      301.0          307.3

OTHER ASSETS:
  Intangible assets, net                                156.7          161.1
  Other noncurrent assets                                11.6           11.3
                                                       ------         ------
          Total assets                                 $706.4         $717.8
                                                       ======         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term debt                 $ 28.0         $ 28.2
  Accounts payable                                       43.0           37.2
  Accrued expenses                                       53.6           56.8
                                                       ------         ------
          Total current liabilities                     124.6          122.2

LONG-TERM DEBT                                          369.7          362.9
DEFERRED INCOME TAXES                                   124.1          125.4
OTHER LIABILITIES                                        29.5           30.0
                                                       ------         ------
          Total liabilities                             647.9          640.5

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.01 per share -
    authorized 1,000 shares, none issued or
    outstanding                                             -              -
  Common stock - par value $.01 per share -
    authorized 2,000 shares, issued and
    outstanding 100 shares                                0.1            0.1
  Additional paid-in capital                            137.0          137.0
  Accumulated deficit                                   (71.2)         (54.4)
  Accumulated other comprehensive income                 (7.4)          (5.4)
                                                       ------         ------
          Total stockholders' equity                     58.5           77.3
                                                       ------         ------
          Total liabilities and stockholders' equity   $706.4         $717.8
                                                       ======         ======

           See notes to condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in millions)

                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                       2000        1999
                                                      ------      ------

NET SALES                                             $141.1      $139.2

COST OF PRODUCTS SOLD                                  101.5        98.7

INVENTORY MARKDOWN FROM RESTRUCTURING                    1.9          --
                                                      ------      ------

                Gross profit                            37.7        40.5

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                39.7        39.9

PROVISION FOR RESTRUCTURING                              4.1          --

COST OF TERMINATED ACQUISITIONS                          0.4          --
                                                      ------      ------

                Operating (loss) income                 (6.5)        0.6

INTEREST EXPENSE                                       (10.0)      (10.4)

OTHER INCOME                                             0.6         1.5
                                                      ------      ------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (15.9)       (8.3)

INCOME TAX PROVISION                                    (0.9)       (1.2)
                                                      ------      ------

                Net loss                              $(16.8)     $ (9.5)
                                                      ======      ======


           See notes to condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)

                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                              2000        1999
                                                             ------      ------

CASH USED IN OPERATIONS                                      $(3.6)      $(22.1)

INVESTING ACTIVITIES:
  Capital expenditures and investments, net                   (2.8)       (19.7)
                                                             -----        -----
                Net cash used in investing activities         (2.8)       (19.7)

FINANCING ACTIVITIES:
  Proceeds from borrowings, net                                 --        215.0
  Net borrowings under lines of credit                         8.4           --
  Repayments of debt                                          (1.7)      (201.3)
                                                             -----        -----
                Net cash provided by financing activities      6.7         13.7

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                      (0.8)        (0.6)
                                                             -----        -----

DECREASE IN CASH AND CASH EQUIVALENTS                         (0.5)       (28.7)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD           7.8         31.6
                                                             -----        -----

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD               $ 7.3        $ 2.9
                                                             =====        =====


           See notes to condensed consolidated financial statements.

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Earnings per share data are not presented because the Company's common stock is not publicly traded and the Company is a wholly-owned subsidiary of FM Holdings, Inc.

     For further information, refer to the audited consolidated financial statements and footnotes for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC").

(2)  INVENTORIES:

     Major classes of inventories are as follows:

                                        March 31,      December 31,
                                           2000            1999
                                        ---------      ------------
                                            (in millions)

          Finished goods                  $ 86.0          $ 84.5
          Work-in-process                   13.2            11.6
          Raw materials                     44.7            45.1
                                          ------          ------
          Total                            143.9           141.2
          Less-reserves                     24.1            21.5
                                          ------          ------
                                          $119.8          $119.7
                                          ======          ======

(3)  CONTINGENT MATTERS:

     In the ordinary course of business, the Company has been or is the subject of or party to various pending litigation and claims. Currently, the Company has been named as a potentially responsible party at several Superfund sites and has reserved approximately $3.7 million and $3.9 million at March 31, 2000 and December 31, 1999, respectively, for these matters. While it is not possible to predict with certainty the outcome of any potential litigation or claims, the Company believes any known contingencies, individually or in the aggregate, will not have a material adverse impact on its financial position or results of operations. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future cash flows could be materially affected in a particular quarter.

     There can be no assurances that Formica will not become involved in future proceedings, litigation or investigations, that such Superfund or other environmental liabilities will not be material or that indemnification pursuant to certain indemnification rights will otherwise be available.

     On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surfaces Materials AB ("PSM") from Perstorp AB (a Swedish company) and concurrently, DSH became a wholly-owned subsidiary of FM Holdings Inc., the parent company of Formica Corporation. FM Holdings, Inc. has informed Formica of its intention to contribute the stock of DSH to Formica once (i) the audited financial statements of PSM necessary for inclusion in Formica's filings with the SEC are provided to DSH and (ii) the lenders under Formica's existing credit facility grant their consent to the transaction. We expect that, once the contribution occurs, the $110.0 million in assumed debt will be incorporated into Formica's existing credit facility. We cannot assure that DSH will in fact be contributed to Formica because we cannot assure that the conditions precedent to the contribution of DSH to Formica will be satisfied in a timely manner or at all.

(4)  COMPREHENSIVE INCOME (LOSS):

     Total comprehensive loss was $18.8 million and $18.9 million for the three months ended March 31, 2000 and 1999, respectively. The difference between comprehensive loss and the net loss results from foreign currency translation adjustments.

(5)  SEGMENT INFORMATION:

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

                                            Three Months Ended
                                                March 31,
                                            ------------------
                                             2000        1999
                                            ------      ------
                                              (in millions)
        Segment revenues:
          United States                     $ 79.7      $ 77.5
          North America - Other               11.2        10.7
          Europe                              33.7        37.3
          Asia                                16.5        13.7
                                            ------      ------
                 Total                      $141.1      $139.2
                                            ======      ======

        Segment profit (loss):
          North America                     $(11.1)       (3.5)
          Europe                               2.7         3.3
          Asia                                 1.9         0.8
                                            ------      ------
                 Total                      $ (6.5)        0.6
                                            ======      ======

        Depreciation and amortization
        (included in segment profit (loss))
          North America                     $  9.0         8.1
          Europe                               2.2         2.3
          Asia                                 1.0         0.8
                                            ------      ------
                 Total                      $ 12.2        11.2
                                            ======      ======

        A reconciliation of total segment
         profit (loss) to loss before
         provision for income taxes is
         as follows:
          Segment (loss) profit             $ (6.5)     $  0.6
          Interest expense                   (10.0)      (10.4)
          Other income                         0.6         1.5
                                            ------      ------
               Loss before provision for
                 income taxes               $(15.9)     $ (8.3)
                                            ======      ======

                                           March 31,   December 31,
                                             2000         1999
                                           ---------   ------------
        Total assets:
          United States                     $446.8      $451.0
          North America - Other               30.7        37.3
          Europe                             154.9       152.4
          Asia                                74.0        77.1
                                            ------      ------
                 Total                      $706.4      $717.8
                                            ======      ======

(6)  RELATED PARTY TRANSACTIONS

     In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates Acquisition Co., the parent of FM Holdings, Inc. These arrangements are short-term in nature and generally bear no interest. At March 31, 2000 and December 31, 1999, there was approximately $1.0 million outstanding under these arrangements.

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

     Agreements with Perstorp Surface Materials

     On March 31, 2000, Formica's parent company, FM Holdings, acquired Perstorp Surface Materials. The Company provided $5.0 million of the financing of a deposit, which amount was repaid at closing. Holdings has informed the Company that it will contribute Perstorp Surface Materials to Formica once the Company receives audited financial statements and once Formica receives the consent therefor from its lenders.

     The Company has entered into a management services agreement with Perstorp Surface Materials, as well as, agreements relating to laminate and paper supply, and warehousing and distribution services for the interim period, until the merger into Formica Corporation is completed.

(7)  RESTRUCTURING:

     Prior to May 1, 1998, the management of the Company formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million. During the three-months ended March 31, 2000, the Company spent $0.2 million of the restructuring provision, primarily relating to severance payments. The restructuring plan will be substantially completed in 2000. The remaining balance of the restructuring provision was $2.5 million at March 31, 2000.

     On March 1, 2000, the Company announced plans to restructure certain operating activities in North America, which are expected to reduce total headcount by approximately 235 employees. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility will be closed, and operations will be subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The management of the Company provided a restructuring provision of $6.0 million during the first quarter of 2000. The restructuring provision can be broken down as follows: assets held for disposal, facility closure and lease terminations ($3.1 million), markdown of inventory, charged to cost of products sold, resulting from of the elimination of product lines ($1.9 million), and severance and severance related items ($1.0 million). During the three-months ended March 31, 2000, the Company spent $0.3 million of the restructuring provision, primarily relating to severance payments. The restructuring plan will be substantially completed in 2000. The remaining balance of the restructuring provision was $5.7 million at March 31, 2000. In addition, the Company has identified an additional $1.7 million of charges, indirectly related to the restructuring of the North America operations, which the Company expects will occur over the remainder of 2000. Depending on the amount and timing of these activities, the Company's cash flows and results of operations could be materially affected in a particular quarter.

(8)  LONG-TERM DEBT:

     The Company's Credit Facility contains financial covenants requiring the Company to maintain minimum earnings before interest, taxes, depreciation and amortization; minimum coverage of interest expense and fixed charges; and a maximum leverage ratio. The Company has obtained a consent to a modification of the definition of the fixed charge coverage covenant ratio. The Company is in compliance with the modified financial covenants as of March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Formica is engaged in the design, manufacture and distribution of decorative laminates, solid surfacing, laminate flooring and other surfacing products. Formica was founded in 1913 and created the world's first decorative laminate in 1927. In May 1985, a group led by management and Shearson Lehman purchased Formica from American Cyanamid Company. In 1989, Formica was sold to FM Acquisition Corporation in a buyout led by Dillon, Read & Co. Inc. In January 1995, BTR Nylex Ltd., an Australian company, and a subsidiary of BTR plc, acquired Formica. In May 1998, Laminates Acquisition Co. acquired Formica.

Recent Developments

Perstorp Surface Materials. On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM") from Perstorp AB (a Swedish company) for approximately SEK 1.5 billion ($175.5 million based on the exchange rates at closing). DSH had been established by DLJ Merchant Banking Partners in March 2000. PSM is a worldwide producer of decorative and industrial laminates, finished foils, printed paper and other surfacing materials. PSM has been one of the leading brands for over forty years, and employs approximately 1,700 individuals worldwide. On March 31, 2000, DSH became a wholly-owned subsidiary of FM Holdings Inc., the parent company of Formica Corporation. Concurrent with the closing of the purchase of PSM by DSH, DSH entered into a management and services agreement with Formica Corporation to oversee the operations and management of PSM. The purchase was funded with a combination of equity provided by DLJ and CVC and $110.0 million in borrowings under a new credit facility provided by DLJ. Perstorp AB has not provided DSH with audited financial statements for PSM to date.

     FM Holdings, Inc. has informed Formica of its intention to contribute the stock of DSH to Formica once (i) the audited financial statements of PSM necessary for inclusion in Formica's filings with the SEC are provided to DSH and (ii) the lenders under Formica's existing credit facility grant their consent to the transaction. The Company expects that, once the contribution occurs, the $110.0 million in assumed debt will be incorporated into Formica's existing credit facility. The Company cannot assure that DSH will in fact be contributed to Formica because the Company cannot assure that the conditions precedent to the contribution of DSH to Formica will be satisfied in a timely manner or at all.

     If PSM is contributed to the Company, it is expected that the Company's international revenues will increase. In addition, the Company also expects to derive certain manufacturing efficiencies at its international operations which the Company anticipates will improve its gross margins. While the Company can provide no assurances because its has not received audited US GAAP financials for PSM, the Company expects an improvement in our debt leverage ratio. The Company has entered into various agreements to provide services to PSM until such time as it may become Formica's subsidiary.

     Management believes the contribution to Formica of DSH, if effected, will accelerate additional growth for the Company in the decorative surfaces segment and provides the base for future synergies, savings and expansion.

Restructuring Charge On March 1, 2000, the Company announced plans to restructure certain operating activities in North America, which are expected to reduce total headcount by approximately 235 employees. (See "Restructuring Charge" and footnote number 7)

Results of Operations

First Quarter of 2000 Compared to First Quarter of 1999

     Net Sales. Net sales for 2000 were $141.1 million, compared to net sales of $139.2 million for 1999, an increase of $1.9 million, or 1.4%. Net sales in North America increased to $90.9 million in 2000 from $88.2 million in 1999, an increase of $2.7 million, or 3.1 %. This increase is primarily due to additional volume contributed by the solid-surface business and improved pricing levels. Net sales in Asia increased to $16.5 million in 2000 from $13.7 million in 1999, an increase of $2.8 million, or 20.4%, resulting primarily from the result of a stronger Asian economy, as well as increased volume. Net sales in Europe decreased $3.6 million to $33.7 million in 2000 from $37.3 million in 1999, primarily due to the effects of foreign exchange translations.

     Gross Profit. Gross profit for 2000 was $37.7 million, compared to gross profit of $40.5 million for 1999, a decrease of $2.8 million, or 6.9%. Gross profit as a percentage of net sales in 2000 decreased to 26.7% from 29.1% in 1999. Included in the 2000 period was $1.9 million related to the markdown in inventory from the restructuring of the North America operations. Excluding the restructuring charge, gross profit decreased $0.9 million in 2000.

     Gross Profit in North America decreased to $23.3 million in 2000 from $25.6 million in 1999, or 9.0%. Gross profit as a percentage of net sales for North America, decreased to 25.6% in 2000 from 29.0% in 1999, principally as a result of the markdown in inventory from the restructuring of the North America operations and increased raw material prices. Gross profit in Europe and Asia decreased to $14.4 million in 2000 from $14.9 million in 1999, or 3.3%. As a percentage of net sales, gross profit in Europe and Asia decreased to 28.7% in 2000 from 29.2% in 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2000 were $39.7 million compared to $39.9 million for 1999, a decrease of $0.2 million. Selling, general and administrative expenses as a percentage of net sales decreased to 28.1% in 2000 from 28.7% in 1999.

     Restructuring Charge. On March 1, 2000, the Company announced plans to restructure certain operating activities in North America, which are expected reduce total headcount by approximately 235 employees. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility will be closed, and operations will be subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The management of the Company provided a restructuring provision of $6.0 million during the first quarter of 2000. The restructuring provision can be broken down as follows: assets held for disposal, facility closure and lease terminations ($3.1 million), markdown of inventory, the result of the elimination of product lines ($1.9 million), which was charged to cost of products sold, and severance and severance related items ($1.0 million). During the three-months ended March 31, 2000, the Company spent $0.3 million of the restructuring provision, primarily relating to severance payments. The restructuring plan will be substantially completed in 2000. In addition, the Company has identified an additional $1.7 million of charges, indirectly related to the restructuring of the North America operations, which the Company expects will occur over the remainder of 2000. The Company expects that this restructuring will generate approximately $5.0 million in cost savings for the remainder of 2000 (before taking into account the restructuring charges described above) and approximately $8.0 million in annual savings in future years.

     Cost of Terminated Acquisitions. During the quarter ended March 31, 2000, the Company incurred a $0.4 million charge relating to expenses from the cost of a terminated acquisition, primarily legal and other professional fees.

     Operating Income (Loss). The operating loss for 2000 was $6.5 million compared to an operating income of $0.6 million for 1999. The 2000 period includes a restructuring charge of $6.0 million and a cost to terminate acquisitions of $0.4 million. After taking into account the 2000 charges, the operating loss was $0.1 million in 2000 compared to operating income of $0.6 million in 1999, for the reasons stated above.

     EBITDA. EBITDA decreased to $6.2 million in 2000 compared to $13.3 million in 1999. After taking into account the 2000 period restructuring and cost to terminate acquisitions charges (described above), EBITDA, as adjusted, was $12.6 million in 2000 compared to $13.3 million in 1999.

     Interest Expense. Interest expense decreased $0.4 million to $10.0 million in 2000 from $10.4 million for 1999. This decrease in interest expense was the result of a write-off in the 1999 period of deferred financing fees related to the refinancing of the bridge notes, partially offset by additional debt incurred in the latter part of 1999.

     Income Taxes. Income tax expense decreased to $0.9 million in 2000 compared to $1.2 million in 1999. This decrease is the result of the $7.6 million increase in the loss before provision for income taxes in the 2000 period. The increase in the loss before provision for income taxes primarily relates to the restructuring charge described above.

     Net Loss. Net loss was $16.8 million in 2000 compared to a net loss of $9.5 million in 1999.

Liquidity and Capital Resources

The Series B Notes mature in 2009. Interest on the Series B Notes is payable semiannually in cash. The Series B Notes and related indenture place certain restrictions on Formica and its subsidiaries including the ability to pay dividends, issue preferred stock, repurchase capital stock, incur and pay indebtedness, sell assets and make certain restricted investments. The Company has obtained a consent to a modification of the definition of the fixed charge coverage covenant ratio. The Company is in compliance with the modified financial covenants as of March 31, 2000.

     Formica's principal sources of liquidity are cash flows from operations, borrowings under the Credit Facility and local credit facilities obtained by some of Formica's foreign subsidiaries. Formica's principal uses of cash will be debt service requirements to service the acquisition-related debt described below, capital expenditures and acquisitions.

     As of March 31, 2000, Formica had approximately $397.7 million of indebtedness outstanding compared to $391.1 million as of December 31, 1999. Formica's significant debt service obligations could, under certain circumstances, have material consequences to security holders.

     Working capital was $112.5 million at March 31, 2000 compared to $115.9 million at December 31, 1999. Management believes that Formica will continue to require working capital levels consistent with past experience and that current levels of working capital, together with borrowing capacity available under the Credit Facility and the continued effort by management to manage working capital, will be sufficient to meet expected liquidity needs in the near term.

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

     The Credit Facility includes a $120.0 million revolving credit facility and an $85.0 million term loan. The revolving credit facility may be increased by up to $25.0 million at the request of Formica, with the consent of the banks providing the increased commitments, and will terminate on May 1, 2004. At March 31, 2000, $70.9 million was outstanding against the revolving credit facility. The term loan under the Credit Facility totaled $82.2 million at March 31, 2000 and amortizes over the life of the Credit Facility.

     The Series B Notes mature in 2009. Interest on the Series B Notes is payable semiannually in cash. The Series B Notes and related indenture place certain restrictions on Formica and its subsidiaries including the ability to pay dividends, issue preferred stock, repurchase capital stock, incur and pay indebtedness, sell assets and make certain restricted investments. The Company has obtained a consent to a modification of the definition of the fixed charge coverage covenant ratio. The Company is in compliance with the modified financial covenants as of March 31, 2000.

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

     If PSM is contributed to Formica by Holdings, the Company will assume $110.0 million in debt, which will be included in the Company's credit facility. The Company expects that the $110.0 million will be a separate tranche that will mature in approximately eight years, with 1% amortization in each of the first seven years. The Company also expects that the revolving credit facility will be increased by approximately $30.0 million and that interest rates on all borrowing under the credit facility will increase.

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

     As of March 31, 2000 and December 31, 1999, Formica had outstanding approximately $26.6 million and $28.4 million, respectively, in letters of credit under the Credit Facility to provide credit enhancement for certain of these credit facilities, primarily in Asia.

     In the last several years, Formica has implemented a major capital investment program that management believes will increase capacity, yield substantial manufacturing savings and improve competitiveness. Formica spent approximately $2.8 million on capital expenditures during 2000, and anticipates that it will spend approximately an additional $12.2 million during the remainder of the year. With that spending, Formica's primary capital investment program will be substantially complete. Formica expects to realize significant manufacturing cost savings, which will be phased in over the next two years, as a result of those programs. The Credit Facility contains restrictions on its ability to make capital expenditures. Based on present estimates, Formica believes that the amount of capital expenditures permitted under the Credit Facility will be adequate to complete its investment program and maintain the properties and businesses of its current operations.

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

     Prior to May 1, 1998, Formica formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million, with approximately $2.7 million of the restructuring provision remaining at December 31, 1999. During 2000, Formica spent $0.2 million, primarily on severance payments, of the restructuring provision. The amount of the restructuring provision remaining at March 31, 2000 was approximately $2.5 million.

     On March 1, 2000, the Company announced plans to restructure certain operating activities in North America, reducing total headcount by approximately 235 employees. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility will be closed, and operations will be subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The management of the Company provided a restructuring provision of $6.0 million during the first quarter of 2000. The restructuring provision can be broken down as follows: assets held for disposal, facility closure and leases terminations ($3.1 million), markdown of inventory, the result of the elimination of product lines ($1.9 million), and severance and severance related items ($1.0 million). During the three-months ended March 31, 2000, the Company spent $0.3 million of the restructuring provision, primarily relating to severance payments. The restructuring plan will be substantially completed in 2000. The remaining balance of the restructuring provision was $5.7 million at March 31, 2000. In addition, the Company has identified an additional $1.7 million of charges, indirectly related to the restructuring of the North America operations, which the Company expects will occur over the remainder of 2000. The Company expects that this restructuring will generate approximately $5.0 million in cost savings for the remainder of 2000 and approximately $8.0 million in annual savings in future years. Depending on the amount and timing of these activities, the Company's cash flows and results of operations could be materially affected in a particular quarter.

     Cash used in operations was $3.6 million for the three-months ended March 31, 2000, compared to $22.1 million for the three-months ended March 31, 1999. The decrease in cash used in operations is the result of a decrease in accounts receivable and an increase in accounts payable. The decrease in accounts receivable and the increase in accounts payable results from an improvement in working capital management. Net cash used in investing activities was $2.8 million for the three-months ended March 31, 2000 and $19.7 million for the three-months ended March 31, 1999. Net cash provided by financing activities was $6.7 million for the three-months ended March 31, 2000 and $13.7 million for the three-months ended March 31, 1999.

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

     In 1996 the Company, in its North American region, commenced a systems implementation effort to address the Year 2000 Problem and other operational issues on a worldwide basis. Formica's year 2000 compliance efforts are directed primarily towards ensuring that it will be able to continue to perform three critical functions: (i) make and sell its products; (ii) order and receive raw material and supplies; and (iii) pay its employees and vendors.

     Formica's effort included three phases: (1) assessment of each system to identify any year 2000 problems, (2) renovation, repair or upgrade of any problematic systems and (3) testing of the improved systems to ensure proper function. The project was substantially completed by December 1999 at a total cost of approximately $28.0 million compared to our original cost estimate of $27.0 million. All of the year 2000 compliance costs have been funded from our operating cash flow and have been capitalized or expensed in the period they were incurred.

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

Forward-Looking Information

     This report (as well as other public filings, press releases and discussions with Company management) contains and incorporates by reference certain forward-looking statements. These statements are subject to risks and uncertainties. Forward-looking statements include the information concerning:

     o our future operating performance, including sales growth and cost savings and synergies following our acquisition by Laminates, our acquisitions of Fountainhead and STEL

     o our expectation that certain of our equity investors will contribute Perstorp Surface Materials to us

     o our belief that we have sufficient cash flows to support working capital needs, capital expenditures and debt service requirements and

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

     What Factors Could Affect the Outcome of Our Forward-Looking Statements?

     You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-Q could affect the future results of Formica and could cause those results or other outcomes to differ materially from those expressed in our forward-looking statements.

     Industry and Market Factors

     o changes in economic conditions generally or in the markets served by the Company

     o    fluctuations in raw material and energy prices

     o    product specifier preferences and spending patterns and

     o    competition from other decorative surfaces producers

     Operating Factors

     o our ability to combine our recently acquired businesses while maintaining current operating performance levels during the integration period(s) and the challenges inherent in diverting our management's focus and resources from other strategic opportunities and from operational matters

     o our ability to implement our cost savings plans without adversely impacting our net sales and

     o    our ability to attract, hire and retain suitable personnel

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

     o limiting our flexibility in reacting to competitive and other changes in the industry and economic conditions generally and

     o exposing us to risks inherent in interest rate fluctuations because some of our borrowings may be at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates

     You should read the section called "Risk Factors" in the Registration Statements on Form S-1 (file no. 333-76683) that we filed with the SEC, for additional information about risks that may cause our actual results and experience to differ materially from those contained in forward-looking statements.

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

Contingent Matters

Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations."

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Formica did not file any reports on Form 8-K during the three months ended March 31, 2000.

The following exhibit is included herein:

(27) Financial Data Schedule (for electronic submission only)           Page E-1

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Formica Corporation
                                               ---------------------------------
                                                         (Registrant)


                                                    /s/ David T. Schneider
                                               ---------------------------------
                                                       (David T. Schneider -
                                                     Chief Financial Officer)


                                                          May 15, 2000
                                               ---------------------------------
                                                            (Date)