Form 10-Q
period 2000-06-30
FORMICA CORP
filed 2000-08-14
CIK 814241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   Form 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15 (D) OF THE SECURITIES ACT OF 1934

                  For the quarterly report ended June 30, 2000

                        --------------------------------

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

                               David T. Schneider
                   Vice President and Chief Financial Officer
                           15 Independence Boulevard
                                Warren, NJ 07059
                                 (908) 647-8700
 (Name, address, including zip code, and telephone number, including area code, of agent for service)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                         YES                     NO  X
                            ---                     ---



Title                                     Shares Outstanding as of June 30, 2000
-----                                     --------------------------------------

Common Stock, $.01 par value per share            100 Shares Outstanding

                              FORMICA CORPORATION

                                     Index

                                                                            Page
                                                                            ----

Part I. Financial Information
   Item 1. Financial Statements
           Condensed Consolidated Balance Sheets June 30, 2000
               and December 31, 1999                                           1
           Condensed Consolidated Statements of Operations Three-
               and Six-Months Ended June 30, 2000 and 1999                     2
           Condensed Consolidated Statements of Cash Flows Six-months
               ended June 30, 2000 and 1999                                    3
           Notes to the Condensed Consolidated Financial Statements            4
   Item 2. Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                           9
   Item 3. Quantitative and Qualitative Disclosure of Market Risk             16

Part II. Other Information
   Item 1. Legal Proceedings                                                  16
   Item 6. Exhibits and Reports on Form 8-K                                   16

Signatures                                                                    17

Part I. Financial Information
Item 1: Financial Statements

                              FORMICA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                                       June 30,    December 31,
                                                                         2000          1999
                                 ASSETS                                --------    ------------

CURRENT ASSETS:
      Cash and cash equivalents                                          $ 17.6        $  7.8
      Accounts receivable, net                                            129.6          84.4
      Inventories                                                         160.5         119.7
      Prepaid expenses and other current assets                            27.3          11.5
      Deferred income taxes                                                15.8          14.7
                                                                         ------        ------
          Total current assets                                            350.8         238.1

PROPERTY, PLANT AND EQUIPMENT, net                                        410.4         307.3

OTHER ASSETS:
      Intangible assets, net                                              166.9         161.1
      Other noncurrent assets                                              13.0          11.3
                                                                         ------        ------
          Total assets                                                   $941.1        $717.8
                                                                         ======        ======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term debt                               $ 30.7        $ 28.2
      Accounts payable                                                     65.2          37.2
      Accrued expenses                                                     91.4          56.8
                                                                         ------        ------
          Total current liabilities                                       187.3         122.2

LONG-TERM DEBT                                                            459.2         362.9
DEFERRED INCOME TAXES                                                     140.2         125.4
OTHER LIABILITIES                                                          44.1          30.0
                                                                         ------        ------
          Total liabilities                                               830.8         640.5

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock - par value $.01 per share -
          authorized 1,000 shares, none issued or outstanding
                                                                             -              -
  Common stock - par value $.01 per share - authorized 2,000 shares, issued and outstanding 100 shares
                                                                            0.1           0.1
      Additional paid-in capital                                          217.0         137.0
      Accumulated deficit                                                 (85.5)        (54.4)
      Accumulated other comprehensive loss                                (21.3)         (5.4)
                                                                         ------        ------
          Total stockholders' equity                                      110.3          77.3
                                                                         ------        ------
          Total liabilities and stockholders' equity                     $941.1        $717.8
                                                                         ======        ======

         See notes to the condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in millions)


                                               Three-Months Ended           Six-Months Ended
                                                    June 30,                    June 30,
                                            ----------------------        ---------------------
                                             2000            1999           2000          1999
                                            ------         -------        -------        ------

NET SALES                                   $214.2          $155.4         $355.3        $294.6

COST OF PRODUCTS SOLD                        156.7           111.2          258.2         209.9

INVENTORY MARKDOWN FROM RESTRUCTURING           --              --            1.9            --
                                            ------         -------        -------        ------
      Gross profit                            57.5            44.2           95.2          84.7

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                      56.3            38.6           96.0          78.5

PROVISION FOR RESTRUCTURING                    3.1              --            7.2            --

COST OF TERMINATED ACQUISITIONS                 --              --            0.4            --
                                            ------         -------        -------        ------
      Operating (loss) income                 (1.9)            5.6           (8.4)          6.2

INTEREST EXPENSE                             (12.1)           (8.6)         (22.1)        (19.0)

OTHER INCOME                                   1.7             0.1            2.3           1.6
                                            ------         -------        -------        ------

LOSS BEFORE PROVISION FOR INCOME TAXES       (12.3)           (2.9)         (28.2)        (11.2)

INCOME TAX PROVISION                          (2.0)           (0.7)          (2.9)         (1.9)
                                            ------         -------        -------        ------
      Net loss                              $(14.3)        $  (3.6)       $ (31.1)       $(13.1)
                                            ======         =======        =======        ======

         See notes to the condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                          Six-Months Ended
                                                              June 30,
                                                        ---------------------
                                                         2000           1999
                                                        ------         ------

CASH PROVIDED BY (USED IN) OPERATIONS                   $ 17.7         $(12.0)

INVESTING ACTIVITIES:
   Capital expenditures and investments, net              (8.6)         (10.0)
   Acquisitions, net of cash acquired                   (175.5)         (15.6)
                                                        ------         ------
      Net cash used in investing activities             (184.1)         (25.6)

FINANCING ACTIVITIES:
  Proceeds from borrowings, net of financing fees        133.2          218.3
  Equity contribution                                     80.0             --
  Repayments of debt                                     (36.3)        (201.9)
                                                        ------         ------
      Net cash provided by financing activities          176.9           16.4

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                  (0.7)          (3.2)
                                                        ------         ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           9.8          (24.4)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD       7.8           31.6
                                                        ------         ------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD          $ 17.6         $  7.2
                                                        ======         ======

         See notes to the condensed consolidated financial statements.

(1)  BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements reflect all material adjustments of a normal recurring nature considered necessary for a fair presentation of the financial position, results of operations and cash flow. Operating results for the six-months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Earnings per share data are not presented because the common stock of Formica Corporation ("Formica" or the "Company") is not publicly traded and the Company is a wholly-owned subsidiary of FM Holdings, Inc. ("Holdings"). Holdings is a wholly-owned subsidiary of Laminates Acquisition Co. ("Laminates"), thereby Laminates is the ultimate parent of Formica.

     For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC").

(2)  ACQUISITION:

     On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM"), a worldwide producer of decorative and industrial laminates, finished foils, printed paper and other surfacing materials from Perstorp AB (Sweden) for approximately $177.5 million (including approximately $2.0 million of transaction costs), subject to any post-closing obligations. The consideration paid to Perstorp AB was determined through arms-length negotiations between DSH and Perstorp AB.

     The PSM acquisition and related fees and expenses were financed with $110.0 million of term loan proceeds under a new senior credit facility and the issuance of approximately $80.0 million of warrants, common stock and preferred stock of Laminates and Holdings to 1) DLJ Merchant Banking Partners II, L.P. and related funds, 2) CVC Capital Partners Limited and
     3) management. The $110.0 million in term loans was provided by PSM Funding, Inc., an affiliate of DLJ Merchant Banking Partners II, one of the principal shareholders of Laminates.

     Holdings had previously announced its intention to contribute the stock of DSH, together with unused proceeds raised through the debt and equity issued in connection with the PSM acquisition, to Formica once certain conditions were satisfied. Formica was not required to pay any consideration for that contribution, but was to assume the $110.0 million in debt incurred to finance the acquisition. (See Note 4)

     On May 26, 2000, Holdings contributed all of the stock of DSH to Formica. DSH was a wholly-owned subsidiary of Holdings (the parent company of Formica) whose sole asset was its investment in PSM. The acquisition was accounted for on an as-if pooling basis because it is a combination of entities under common control. Accordingly, Formica's historical financial statements include PSM's financial position, results of operations and cash flows after reflecting the acquisition and related purchase accounting by DSH on March 31, 2000 for all periods beginning April 1, 2000. Formica has allocated the total cost of the acquisition of PSM as follows (in millions):

          Acquisition Consideration................    $175.5
          Estimated Fees and Expenses..............       2.0
                                                       ------
          Total Consideration......................    $177.5
                                                       ======

          Payment of Debt..........................    $ 76.1
          Net Tangible Assets......................      85.7
          Goodwill and Other Intangible Assets.....      15.7
                                                       ------
                                                       $177.5
                                                       ======

      The allocation of the consideration paid by DSH for the assets and liabilities of PSM is based on preliminary estimates of the fair value of such assets and liabilities. Due to the capital intensive nature of the PSM business, the excess of the purchase price over the book value of net assets acquired has been primarily allocated to property, plant and equipment. A formal appraisal of the assets and liabilities is currently ongoing. Accordingly, the actual allocation of such consideration may differ from the preliminary estimates after the completion of independent valuations and other procedures to be performed.

     As a result of the acquisition, Formica is currently reviewing all operations within PSM (see Note 5). The Company recorded a charge of approximately $2.2 million in the second quarter to reflect the estimated impact following this review, primarily related to an increase in doubtful accounts and inventory write-offs.

     The following unaudited pro forma consolidated results of operations for the three- and six-months ended June 30, 2000 and 1999 assume the acquisition had occurred at the beginning of 1999 (in millions):

                    Three-months ended                 Six-months ended
                 June 30,         June 30,         June 30,         June 30,
                   2000             1999             2000             1999
                 --------         --------         --------         --------
Net sales        $214.2           $216.0            $408.5          $ 412.3
Net loss          (14.3)            (2.5)            (33.8)           (12.7)

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1999, or of future results.

(3)  INVENTORIES:

      Major classes of inventories are as follows:

                                   June 30,             December 31,
                                     2000                   1999
                                   --------             ------------
                                           (in millions)
          Finished goods            $101.5                 $ 84.5
          Work-in-process             17.2                   11.6
          Raw materials               64.8                   45.1
                                    ------                 ------
          Total                      183.5                  141.2
          Less, reserves              23.0                   21.5
                                    ------                 ------
                                    $160.5                 $119.7
                                    ======                 ======

(4)  LONG-TERM DEBT:

     In connection with the acquisition of PSM (See Note 2), PSM Funding, Inc. syndicated and increased the term loan facility to $140.0 million at the time of the contribution of DSH to Formica. The additional $30.0 million was used to reduce outstanding borrowings under Formica's existing credit facility at the time of the contribution and to make any payments in connection with the closing. Formica's existing credit facility was amended and restated to include, as a separate tranche of term borrowings, the $140.0 million term loan. The new tranche will mature in 2006 and will require 1% annual amortization (payable quarterly) until March 31, 2005, with all remaining amounts payable in increments of $27.6 million quarterly thereafter until maturity. Interest on the new term loan will be, at Formica's option, either 2.25% over the Base Rate or 3.5% over LIBOR. Interest rates on the other tranches of the credit facility were also increased by 0.5% in connection with this transaction.

     The Company's Credit Facility contains financial covenants requiring the Company to maintain minimum earnings before interest; taxes; depreciation and amortization; minimum coverage of interest expense and fixed charges; and a maximum leverage ratio. The Company is in compliance with all financial covenants as of June 30, 2000.

(5)   RESTRUCTURING:

     Prior to May 1, 1998, the management of the Company formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million. During the three- and six-months ended June 30, 2000, the Company spent $ 0.8 million and $ 1.0 million, respectively, of the restructuring provision primarily relating to severance payments. The restructuring plan will be substantially completed in the second half of 2000. The remaining balance of this restructuring provision was $1.7 million at June 30, 2000.

     On March 1, 2000, the Company announced plans to restructure certain operating activities in North America, which are expected to reduce total headcount by over 200 employees. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility was closed and its operations were subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The Company provided a restructuring provision of $6.0 million during the first quarter of 2000. The restructuring provision can be broken down as follows: assets held for disposal, facility closure and lease terminations ($3.1 million), markdown of inventory resulting from the elimination of product lines ($1.9 million) and severance and severance related items ($1.0 million). During the three- and six-months ended June 30, 2000, the Company spent $0.6 million and $0.9 million, respectively, of this restructuring provision, primarily relating to severance payments. The restructuring plan will be substantially completed in 2000. The remaining balance of the restructuring provision was $ 5.1 million at June 30, 2000. The Company has identified an additional $3.0 million of charges, indirectly related to the restructuring of the North America operations, of which $1.4 million was incurred during the second quarter of 2000. The balance is expected to occur over the remainder of 2000.

     As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. This plan is not yet complete and a complete cost assessment will not be finalized until the end of 2000. Reserves for organizational restructuring in the amount of $14.5 million have been established. The remaining balance of the restructuring provision was $14.2 million at June 30, 2000. The preliminary organizational restructuring plan, which primarily relates to the European operations, includes the closing of offices and a select curtailment of operations, the optimization of the utilization of assets and a reduction of headcount in excess of 300 employees. This restructuring is expected to be completed in 2001. Once the approved formal plan is implemented and underway, this could potentially result in a change in the estimated range for the reserves established. In addition, the Company incurred approximately $0.2 million of restructuring-related expenses associated with the acquisition of PSM during the six-months ended June 30, 2000.

     On June 1, 2000, the Company announced plans to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million in the second quarter of 2000. These actions are being taken in conjunction with the integration of the PSM operations, which were recently acquired by Formica. The plan is expected to result in a reduction in headcount of approximately 25 employees. The restructuring plan includes the closure of a Company warehouse in Europe with subsequent relocation of operations to elsewhere in Europe. The restructuring provision consists of the following: facility closure costs and assets held for disposal ($0.5 million) and severance and severance-related items ($1.0 million). Through the quarter ended June 30, 2000, no spending has occurred related to the provision. Under the current timetable, the Company projects that the restructuring plan will be fully completed by mid-year 2001. The Company has also identified an estimated additional $0.1 million in charges and $0.2 million in capital spending, indirectly related to the restructuring of the European distribution operations, which the Company anticipates will occur mostly during the fourth quarter of 2000.

     Depending on the amount and timing of the Company's restructuring activities, cash flows and results of operations could be materially affected in a particular quarter.

(6)  CONTINGENT MATTERS:

     The Company is involved in various proceedings relating to environmental matters. It is the Company's policy to accrue liabilities for remedial investigations and clean-up activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. In the ordinary course of business, the Company has been or is the subject of or party to various pending litigation and claims. Currently, the Company has been named as a potentially responsible party at several Superfund sites and has reserved approximately $3.6 million and $3.9 million at June 30, 2000 and December 31, 1999, respectively, for these matters to recognize a reasonable estimate of the probable liability. While it is not possible to predict with certainty the outcome of any potential litigation or claims, the Company believes any known contingencies, individually or in the aggregate, will not have a material adverse impact on its financial position or results of operations. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future cash flows could be materially affected in a particular quarter.

     Formica's operations are subject to federal, state, local and foreign environmental laws and regulations governing both the environment and the work place. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

     On April 5, 1999, the Company received a subpoena covering the period from January 1, 1994 until April 1, 1999 from a federal grand jury in connection with an investigation into possible antitrust violations in the United States market for high-pressure laminate. The Company has produced documents and provided other information in response to the subpoena, and a number of present or former Formica employees have appeared for testimony before the grand jury or have been interviewed by the Staff of the Antitrust Division of the U.S. Department of Justice in connection with the investigation. The Company intends to continue its cooperation with the investigation. The Company is unable to determine at this time the effect, if any, that this matter may have on its financial statements.

     Formica Corporation and other manufacturers of high-pressure laminate ("HPL") have recently been named as defendants in purported class action complaints filed in the federal and certain state courts. The complaints, which all make similar allegations, allege that Formica and other HPL manufacturers in the United States have engaged in a contract, combination or conspiracy in restraint of trade in violation of state and federal antitrust laws and seek damages of an unspecified amount. The actions are in their earliest stages. Formica Corporation intends to defend vigorously against the allegations of the complaints.

     Formica continually evaluates its estimated legal liabilities. The Company's estimated range of liability is primarily based on known claims. There can be no assurances that Formica will not become involved in future proceedings, litigation or investigations, that such Superfund or other environmental liabilities will not be material or that indemnification pursuant to certain indemnification rights will otherwise be available.

(7)  COMPREHENSIVE LOSS:

     Total comprehensive loss was $28.2 million and $47.0 million for the three- and six-months ended June 30, 2000, respectively and $6.0 million and $24.9 million for the three- and six-months ended June 30, 1999, respectively. The difference between comprehensive loss and net loss results from foreign currency translation adjustments.

(8)  RELATED PARTY TRANSACTIONS

     In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates Acquisition Co., the parent of FM Holdings, Inc. These arrangements are short-term in nature and generally bear no interest. At June 30, 2000 and December 31, 1999, there was approximately $1.0 million outstanding under these arrangements.

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

(9)  SEGMENT INFORMATION:

     The Company is principally engaged in a single line of business: the design, manufacture and distribution of decorative surfacing products. Substantially all revenues result from the sale of decorative surfaces and related products through domestic and international distributors and direct accounts. The Company's operations are managed on a geographic basis and, therefore, reportable segments are based on geographic areas. In the second quarter of 2000, the Company's market presence in Europe, the Americas and Asia was increased as a result of the PSM acquisition. Segment revenues are defined as net sales to external customers of each segment less freight expense. All significant intercompany sales and expenses have been eliminated in determining segment revenues and segment profit (loss).

                               Three-Months Ended             Six-Months Ended
                                    June 30,                      June 30,
                              --------------------          --------------------
                               2000          1999            2000          1999
                              ------        ------          ------        ------
                                 (in millions)                  (in millions)
Segment revenues:
     United States            $ 82.8        $ 87.7          $162.5        $165.2
     Americas - Other           27.7          12.7            38.9          23.4
     Europe                     80.3          36.9           114.0          74.2
     Asia                       23.4          18.1            39.9          31.8
                              ------        ------          ------        ------
     Total                    $214.2        $155.4          $355.3        $294.6
                              ======        ======          ======        ======

                               Three-Months Ended            Six-Months Ended
                                    June 30,                     June 30,
                              --------------------          --------------------
                               2000          1999            2000          1999
                              ------        ------          ------        ------
                                 (in millions)                 (in millions)
Segment profit (loss):
     Americas                 $ (5.4)       $ (1.9)         $(16.5)      $ (5.4)
     Europe                      0.8           3.9             3.5          7.2
     Asia                        2.7           3.6             4.6          4.4
                              ------        ------          ------       ------
               Total          $ (1.9)       $  5.6          $ (8.4)      $  6.2
                              ======        ======          ======       ======

Depreciation and amortization
  (included in segment profit
  (loss))
     Americas                 $  9.7        $  8.2          $ 18.7       $ 16.3
     Europe                      4.8           2.2             7.0          4.5
     Asia                        1.4           0.9             2.4          1.7
                              ------        ------          ------       ------
               Total          $ 15.9        $ 11.3          $ 28.1       $ 22.5
                              ======        ======          ======       ======
A reconciliation of total
  segment profit (loss) to
  loss before provision for
  income taxes is as follows:
     Segment (loss) profit    $ (1.9)       $  5.6          $ (8.4)      $  6.2
     Interest expense          (12.1)         (8.6)          (22.1)       (19.0)
     Other income                1.7           0.1             2.3          1.6
                              ------        ------          ------       ------
          Loss before
          provision for
          income taxes        $(12.3)       $ (2.9)         $(28.2)      $(11.2)
                              ======        ======          ======       ======



                              June 30,           December 31,
                                2000                 1999
                              --------           -----------
                                   (in millions)
Total assets:
     United States            $433.8                $451.0
     Americas - Other           78.6                  37.3
     Europe                    337.9                 152.4
     Asia                       90.8                  77.1
                              ------                ------
          Total               $941.1                $717.8
                              ======                ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Formica is engaged in the design, manufacture and distribution of decorative surfacing products. Formica was founded in 1913 and created the world's first decorative laminate in 1927. In May 1985, a group led by management and Shearson Lehman purchased Formica from American Cyanamid Company. In 1989, Formica was sold to FM Acquisition Corporation in a buyout led by Dillon, Read & Co. Inc. In January 1995, BTR Nylex Ltd., an Australian company and a subsidiary of BTR plc, acquired Formica. In May 1998, Laminates Acquisition Co. ("Laminates") acquired Formica (the "Acquisition").

Recent Developments

Perstorp Surface Materials Acquisition: (See Note 2 to the Condensed Consolidated Financial Statements) On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM"), a worldwide producer of decorative and industrial laminates, finished foils, printed paper and other surfacing materials from Perstorp AB (Sweden) for approximately $177.5 million (including approximately $2.0 million of transaction costs), subject to any post-closing obligations. The consideration paid to Perstorp AB was determined through arms-length negotiations between DSH and Perstorp AB.

The PSM acquisition and related fees and expenses were financed with $110.0 million of term loan proceeds under a new senior credit facility and the issuance of approximately $80.0 million of warrants, common stock and preferred stock of Laminates and Holdings to 1) DLJ Merchant Banking Partners II, L.P. and related funds, 2) CVC Capital Partners Limited and 3) management. The $110.0 million in term loans was provided by PSM Funding, Inc., an affiliate of DLJ Merchant Banking Partners II, one of the principal shareholders of Laminates.

Holdings had previously announced its intention to contribute the stock of DSH, together with unused proceeds raised through the debt and equity issued in connection with the PSM acquisition, to Formica once certain conditions were satisfied. Formica was not required to pay any consideration for that contribution, but was to assume the $110.0 million in debt incurred to finance the acquisition. (See Note 4)

On May 26, 2000, Holdings contributed all of the stock of DSH to Formica. DSH was a wholly-owned subsidiary of Holdings (the parent company of Formica) whose sole asset was its investment in PSM. The acquisition was accounted for on an as-if pooling basis because it is a combination of entities under common control. Accordingly, Formica's historical financial statements include PSM's financial position, results of operations and cash flows after reflecting the acquisition and related purchase accounting by DSH on March 31, 2000 for all periods beginning April 1, 2000. Formica has allocated the total cost of the acquisition of PSM as follows (in millions):

     Acquisition Consideration..........................     $175.5
     Estimated Fees and Expenses........................        2.0
                                                             ------
     Total Consideration................................     $177.5
                                                             ======
     Payment of Debt....................................     $ 76.1
     Net Tangible Assets................................       85.7
     Goodwill and Other Intangible Assets...............       15.7
                                                             ------
                                                             $177.5
                                                             ======

The allocation of the consideration paid by DSH for the assets and liabilities of PSM is based on preliminary estimates of the fair value of such assets and liabilities. Due to the capital intensive nature of the PSM business, the excess of the purchase price over the book value of net assets acquired has been primarily allocated to property, plant and equipment. A formal appraisal of the assets and liabilities is currently ongoing. Accordingly, the actual allocation of such consideration may differ from the preliminary estimates after the completion of independent valuations and other procedures to be performed.

As a result of the acquisition, Formica is currently reviewing all operations within PSM (see Note 5). The Company recorded a charge of approximately $2.2 million in the second quarter to reflect the estimated impact following this review primarily related to an increase in doubtful accounts and inventory write-offs.

Restructuring Charges. (See Note 5 to the Condensed Consolidated Financial Statements) On March 1, 2000, the Company announced plans to restructure certain operating activities in North America, which are expected to reduce total headcount by over 200 employees. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility was closed and its operations were subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The Company provided a restructuring provision of $6.0 million during the first quarter of 2000. The restructuring provision can be broken down as follows: assets held for disposal, facility closure and lease terminations ($3.1 million), markdown of inventory resulting from the elimination of product lines ($1.9 million) and severance and severance related items ($1.0 million). During the three- and six-months ended June 30, 2000, the Company spent $0.6 million and $0.9 million, respectively, of this restructuring provision, primarily relating to severance payments. The restructuring plan will be substantially completed in 2000.
The remaining balance of the restructuring provision was $ 5.1 million at June 30, 2000. The Company has identified an additional $3.0 million of charges, indirectly related to the restructuring of the North America operations, of which $1.4 million was incurred during the second quarter of 2000. The balance is expected to occur over the remainder of 2000.

As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. This plan is not yet complete and a complete cost assessment will not be finalized until the end of 2000. Reserves for organizational restructuring in the amount of $14.5 million have been established. The preliminary organizational restructuring plan, which primarily relates to the European operations, includes the closing of offices and a select curtailment of operations, the optimization of the utilization of assets and a reduction of headcount in excess of 300 employees. This restructuring is expected to be completed in 2001. Once the approved formal plan is implemented and underway, this could potentially result in a change in the estimated range for the reserves established. In addition, the Company incurred approximately $0.2 million of restructuring-related expenses associated with the acquisition of PSM during the six-months ended June 30, 2000.

On June 1, 2000, the Company announced plans to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million in the second quarter of 2000. These actions are being taken in conjunction with the integration of the PSM operations. The plan is expected to result in a reduction in headcount of approximately 25 employees. The restructuring plan includes the closure of a Company warehouse in Europe with subsequent relocation of operations to elsewhere in Europe. The restructuring provision consists of the following: facility closure costs and assets held for disposal ($0.5 million) and severance and severance-related items ($1.0 million). Through the quarter ended June 30, 2000, no spending has occurred related to the provision. Under the current timetable, the Company projects that the restructuring plan will be fully completed by mid-year 2001. The Company has also identified an estimated additional $0.1 million in charges and $0.2 million in capital spending, indirectly related to the restructuring of the European distribution operations, which the Company anticipates will occur mostly during the fourth quarter of 2000.

Depending on the amount and timing of the Company's restructuring activities, cash flows and results of operations could be materially affected in a particular quarter.

Litigation: (See Note 6 to the Condensed Consolidated Financial Statements) Formica Corporation and other manufacturers of high-pressure laminate ("HPL") have recently been named as defendants in purported class action complaints filed in the both federal and certain state courts. The complaints, which all make similar allegations, allege that Formica and other HPL manufacturers in the United States have engaged in a contract, combination or conspiracy in restraint of trade in violation of state and federal antitrust laws and seek damages of an unspecified amount. The actions are in their earliest stages. Formica Corporation intends to defend vigorously against the allegations of the complaints.

Results of Operations:

SIX-MONTHS ENDED JUNE 30, 2000 COMPARED SIX-MONTHS ENDED JUNE 30, 1999

Net Sales. Net sales for 2000 were $355.3 million, compared to net sales of $294.6 million for 1999, an increase of $60.7 million, or 20.6%. The acquisition of PSM accounted for $68.2 million of the increase, with the base business decreasing $7.5 million. Sales in the Americas increased to $201.4 million from $188.6 million in 1999. This increase is the result of the acquisition of PSM, which accounted for $16.2 million, and improved pricing levels, partially offset by lower volume. Net sales in Asia increased to $39.9 million in 2000 from $31.8 million in 1999, an increase of $8.1 million, or 25.5%, resulting primarily from the addition of the PSM business, which accounted for $3.6 million of the increase, as well as increased volume. Net sales in Europe increased $39.8 million to $114.0 million in 2000 from $74.2 million in 1999. The acquisition of PSM accounted for $48.4 million of the increase, while the base business decreased $8.6 million, primarily due to the effects of foreign exchange translations.

Gross Profit. Gross profit for 2000 was $95.2 million, compared to gross profit of $84.7 million for 1999, an increase of $10.5 million, or 12.4%. Gross profit as a percentage of net sales in 2000 decreased to 26.8% from 28.8% in 1999. The 2000 period includes $1.9 million related to the markdown in inventory from the restructuring of the North America operations. Excluding the restructuring charge, gross profit increased $12.4 million in 2000, or as a percentage of sales to 27.3%.

Gross Profit in the Americas decreased to $51.5 million in 2000 from $52.6 million in 1999. The $1.1 million decrease primarily resulted from the $2.9 million contribution from PSM, offset by the $1.9 million markdown in inventory from the restructuring of the North America operations and increased raw material prices. Gross profit as a percentage of net sales for the Americas decreased to 25.6% in 2000 from 27.9% in 1999, principally as a result of the markdown in inventory from the restructuring of the North America operations and increased raw material prices. Gross profit in Europe and Asia increased $11.6 million to $43.7 million in 2000 from $32.1 million in 1999, or 36.1%, of which PSM contributed $14.5 million. The effects of foreign exchange translation amounting to $1.4 million and competitive pricing pressures negatively impacted gross profit margins compared to last year. As a percentage of net sales, gross profit in Europe and Asia decreased to 28.4% in 2000 from 30.3% in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2000 were $96.0 million compared to $78.5 million for 1999, an increase of $17.5 million. Selling, general and administrative expenses excluding PSM were $79.6 million for 2000 compared to $78.5 million in 1999. Selling, general and administrative expenses, as a percent of net sales, were 27.0% in the 2000 period compared to 26.7% in the 1999 period. Excluding the 2000 period costs related to the acquisition of PSM of approximately $2.5 million, selling, general and administrative expenses were $77.1 million in the 2000 period compared to $78.5 million in 1999.

Restructuring Charges (See Note 5 to the Consolidated Condensed Consolidated Financial Statements). On March 1, 2000, the Company announced plans to restructure certain operating activities in North America. The Company provided a restructuring provision of $6.0 million during the first quarter of 2000. During the three-months ended June 30, 2000, the Company spent $0.3 million of the restructuring provision, primarily relating to severance payments. The restructuring plan will be substantially completed in 2000. The Company has identified an additional $3.0 million of charges, indirectly related to the restructuring of the North America operations, of which $1.4 million was incurred during the second quarter of 2000. The balance is expected to occur over the remainder of 2000.

As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. This plan is not yet complete and a complete cost assessment will not be finalized until the end of 2000. Reserves for organizational restructuring in the amount of $14.5 million have been established. The preliminary organizational restructuring plan, which primarily relates to the European operations, includes the closing of offices and a select curtailment of operations, the optimization of the utilization of assets and a reduction of headcount and is expected to be completed in 2001. Once the approved formal plan is implemented and underway, this could potentially result in a change in the estimated range for the reserves established. In addition, the Company incurred approximately $0.2 million of restructuring-related expenses associated with the acquisition of PSM during the six-months ended June 30, 2000.

On June 1, 2000, the Company announced plans to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million in the second quarter of 2000. The restructuring provision consists of the following: facility closure costs and assets held for disposal ($0.5 million) and severance and severance-related items ($1.0 million). Through the quarter ended June 30, 2000, no spending has occurred related to the provision. The Company has also identified an estimated additional $0.1 million in charges and $0.2 million in capital spending, indirectly related to the restructuring of the European distribution operations, which the Company anticipates will occur mostly during the fourth quarter of 2000.

Cost of Terminated Acquisitions. During the six-month period ended June 30, 2000, the Company incurred a $0.4 million charge relating to expenses from the cost of a terminated acquisition, primarily for legal and other professional fees.

Operating Income (Loss). The operating loss for 2000 was $8.4 million compared to an operating income of $6.2 million for 1999. The 2000 period includes restructuring charges of $9.1 million, acquisition costs of $2.5 million and a cost of terminated acquisitions of $0.4 million. After taking into account the 2000 charges, the operating income was $3.6 million in 2000 compared to operating income of $6.2 million in 1999, for the reasons stated above.

EBITDA. EBITDA decreased to $22.0 million in 2000 compared to $30.3 million in 1999. After taking into account the 2000 period restructuring costs, acquisition costs and cost of terminated acquisitions (described above), EBITDA, as adjusted, was $34.0 million in 2000 compared to $30.3 million in 1999.

Interest Expense. Interest expense increased $3.1 million to $22.1 million in 2000 from $19.0 million for 1999. The increase in interest expense is due to the additional debt incurred in 2000 for the acquisition of PSM and additional debt incurred in the latter part of 1999, partially offset by a write-off in the 1999 period of deferred financing fees related to the refinancing of the bridge notes.

Income Taxes. Income tax expense increased to $2.9 million in 2000 compared to $1.9 million in 1999. The increase in income tax expense is primarily the result of an increase in the taxable income in certain foreign countries.

Net Loss. Net loss was $31.1 million in 2000 compared to a net loss of $13.1 million in 1999, due to the reasons described above.

Three-Months Ended June 30, 2000 Compared Three-Months Ended June 30, 1999

Net Sales. Net sales for 2000 were $214.2 million, compared to net sales of $155.4 million for 1999, an increase of $58.8 million, or 37.8%. The acquisition of PSM accounted for $68.2 million of the increase, with the base business decreasing $9.4 million. Net sales in the Americas increased $10.1 million to $110.5 million in 2000 from $100.4 million in 1999, primarily due to the acquisition of PSM, which accounted for $16.2 million, and improved laminate pricing levels in the US, partially offset by lower volume. Net sales in Asia increased to $23.4 million in 2000 from $18.1 million in 1999, an increase of $5.3 million, or 29.3%, resulting primarily from the addition of the PSM business, which accounted for $3.6 million of the increase, as well as increased volume. Net sales in Europe increased $43.4 million to $80.3 million in 2000 from $36.9 million in 1999. The acquisition of PSM accounted for $48.4 million of the increase, while the base business decreased $5.0 million, primarily due to the effects of foreign exchange translations, which accounted for $3.3 million of the decrease.

Gross Profit. Gross profit for 2000 was $57.5 million, compared to gross profit of $44.2 million for 1999, an increase of $13.3 million, or 30.1%. Gross profit as a percentage of net sales in 2000 decreased to 26.8% from 28.8% in 1999.

Gross Profit in the Americas increased to $28.2 million in 2000 from $27.0 million in 1999, of which PSM contributed $3.9 million. Gross profit as a percentage of net sales for the Americas, decreased to 25.5% in 2000 from 26.9% in 1999, principally as a result of increased raw material pricing partially offset by improved pricing levels. Gross profit in Europe and Asia increased to $29.3 million in 2000 from $17.2 million in 1999, of which PSM contributed $13.5 million. The effects of foreign exchange translations amounting to $0.8 million negatively impacted gross profit margins compared to last year. As a percentage of net sales, gross profit in Europe and Asia decreased to 28.3% in 2000 from 31.2% in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2000 were $56.3 million compared to $38.6 million for 1999, an increase of $17.7 million. As a percent of net sales, selling, general and administrative expenses increased to 26.3% in the 2000 period compared to 24.8% in the 1999 period. Excluding the effects of PSM, selling, general and administrative expenses excluding the effects of PSM were $39.9 million for 2000 compared to $38.6 million in 1999. Excluding the 2000 period costs related to the acquisition of PSM of approximately $2.5 million, selling, general and administrative expenses were $37.4 million in the 2000 period compared to $38.6 million in 1999

Restructuring Charges (See Note 5 to the Condensed Consolidated Financial Statements). During the second quarter of 2000, the Company spent $0.3 million of the North America restructuring provision, as well as incurring an additional $1.4 million of indirectly related restructuring charges for the North America operations, as described above.

As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. This plan is not yet complete and a complete cost assessment will not be finalized until the end of 2000. Reserves for organizational restructuring in the amount of $14.5 million have been established. The preliminary organizational restructuring plan, which primarily relates to the European operations, includes the closing of offices and a select curtailment of operations, the optimization of the utilization of assets and a reduction of headcount and is expected to be completed in 2001. Once the approved formal plan is implemented and underway, this could potentially result in a change in the estimated range for the reserves established. In addition, the Company incurred approximately $0.2 million of restructuring-related expenses associated with the acquisition of PSM during the three-months ended June 30, 2000.

On June 1, 2000, the Company announced plans to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million in the second quarter of 2000. The restructuring provision consists of the following: facility closure costs and assets held for disposal ($0.5 million) and severance and severance-related items ($1.0 million). Through the quarter ended June 30, 2000, no spending has occurred related to the provision. The Company has also identified an estimated additional $0.1 million in charges and $0.2 million in capital spending, indirectly related to the restructuring of the European distribution operations, which the Company anticipates will occur mostly during the fourth quarter of 2000.

Operating Income (Loss). The operating loss for 2000 was $1.9 million compared to an operating income of $5.6 million for 1999. The 2000 period includes restructuring charges of $3.1 million and acquisition costs of $2.5 million. After taking into account the 2000 charges, the operating income was $3.7 million in 2000 compared to operating income of $5.6 million in 1999, for the reasons stated above.

EBITDA. EBITDA decreased to $15.7 million in 2000 compared to $17.0 million in 1999. After taking into account the 2000 period restructuring and acquisition charges (described above), EBITDA, as adjusted, was $21.3 million in 2000 compared to $30.3 million in 1999.

Interest Expense. Interest expense increased to $12.1 million in 2000 from $8.6 million for 1999. The increase in interest expense is due to the additional debt incurred in 2000 for the acquisition of PSM and additional debt incurred in the latter part of 1999.

Income Taxes. Income tax expense increased to $2.0 million in 2000 compared to $0.7 million in 1999. The increase in income tax expense is primarily the result of an increase in the taxable income in certain foreign countries.

Net Loss. Net loss was $14.3 million in 2000 compared to a net loss of $3.6 million in 1999, due to the reasons described above.

Liquidity and Capital Resources

Formica's principal sources of liquidity are cash flows from operations, borrowings under the Credit Facility and local credit facilities obtained by some of Formica's foreign subsidiaries. Formica's principal uses of cash will be debt service requirements to service the acquisition-related debt described below, capital expenditures and future acquisitions.

As of June 30, 2000, Formica had approximately $489.9 million of indebtedness outstanding compared to $391.1 million as of December 31, 1999. Formica's significant debt service obligations could, under certain circumstances, have material consequences to security holders.

Working capital was $163.5 million at June 30, 2000 compared to $115.9 million at December 31, 1999, the increase primarily the result of the acquisition of PSM. Management believes that Formica will continue to require working capital levels consistent with past experience and that current levels of working capital, together with borrowing capacity available under the Credit Facility and the continued effort by management to manage working capital, will be sufficient to meet expected liquidity needs in the near term.

In connection with the Acquisition in 1998, Formica's parent raised approximately $137.1 million through the issuance of common and preferred stock to the DLJMB Funds, the institutional investors and Messrs. Langone and Schneider. The Laminates 8% Preferred Stock has an 8% cumulative dividend that is paid in cash when, as and if declared by the Laminates board. The Holdings 15% Senior Exchangeable Preferred Stock due 2008 has a 15% cumulative dividend which is not payable in cash until May 2003 and is exchangeable at Holdings' option for 15% subordinated debentures of Holdings. Dividends from Formica, which are restricted by the provisions of the Credit Facility and the Indenture, are the primary source of funding for payments with respect to Holdings and Laminates securities. In addition, Formica sold $200.0 million of senior subordinated unsecured increasing rate bridge notes (the "Bridge Notes") and, together with its subsidiaries, borrowed $80.0 million of term loans under the Credit Facility. The Bridge Notes were refinanced in February 1999 as noted below.

In February 1999, Formica issued $215.0 million of 10 7/8% Senior Subordinated Notes due March 1, 2009 (the "Notes") and repaid the Bridge Notes. The Notes mature in 2009. Interest on the Notes is payable semiannually in cash. The Notes and related indenture place certain restrictions on Formica and its subsidiaries, including the ability to pay dividends, issue preferred stock, repurchase capital stock, incur and pay indebtedness, sell assets and make certain restricted investments.

The Credit Facility includes a $120.0 million revolving credit facility, an $85 million term loan and a $140.0 million term loan. The $120.0 million revolving credit facility may be increased by up to $25.0 million at the request of Formica, with the consent of the banks providing the increased commitments, and will terminate on May 1, 2004. The $140.0 million term loan will mature in 2006. At June 30, 2000, $54.5 million was outstanding against the revolving credit facility. The term loan under the Credit Facility totaled $217.6 million at June 30, 2000 and amortizes over the life of the Credit Facility.

Borrowings under the Credit Facility generally bear interest based on a margin over the base rate or, at Formica's option, the reserve-adjusted LIBOR rate. The applicable margin varies based upon Formica's ratio of consolidated debt to EBITDA. Formica's obligations under the Credit Facility are guaranteed by Laminates, Holdings and all existing or future domestic subsidiaries of Formica (the "subsidiary guarantors") and are secured by substantially all of the assets of Formica and the subsidiary guarantors, including a pledge of capital stock of all existing and future subsidiaries of Formica (provided that, with a single exception, no more than 65% of the voting stock of any foreign subsidiary shall be pledged) and a pledge by FM Holdings, Inc. of the stock of Formica and by Laminates Acquisition Co. of the stock of FM Holdings, Inc. The Credit Facility contains customary covenants and events of default. The Company is in compliance with the financial covenants as of June 30, 2000.

In conjunction with the contribution of PSM to Formica by Holdings, the Company assumed $110.0 million in debt. PSM Funding, Inc. syndicated and increased the term loan facility to $140.0 million at the time of the contribution. The additional $30.0 million was used to reduce outstanding borrowings under Formica's existing credit facility at the time of the contribution and to make any payments in connection with the closing. Formica's existing credit facility was amended and restated to include the $140.0 million term loan as a separate tranche that will mature in 2006 and will require 1% annual amortization (payable quarterly) until March 31, 2005, with all remaining amounts payable in increments of $27.6 million quarterly thereafter until maturity. Interest on the new term loan will be, at Formica's option, either 2.25% over the Base Rate or 3.5% over LIBOR. Interest rates on the other tranches of the credit facility were also increased by 0.5% in connection with this transaction.

Formica maintains various local credit facilities in foreign countries (primarily in Asia) that provide for borrowings in local currencies. Formica may replace the availability of these facilities (in local currencies) under the Credit Facility and will maintain some of these credit facilities to provide financing for its subsidiaries in these countries. Formica expects that these facilities, together with the Credit Facility and operating cash flow in these countries, will be sufficient to fund expected liquidity needs in these countries.

As of June 30, 2000 and December 31, 1999, Formica had outstanding approximately $26.1 million and $28.4 million, respectively, in letters of credit under the Credit Facility to provide credit enhancement for certain of its local credit facilities, primarily in Asia.

In the last several years, Formica has implemented a major capital investment program that management believes will increase capacity, yield substantial manufacturing savings and improve competitiveness. Formica has spent approximately $8.6 million on capital expenditures during 2000, and anticipates that it will spend an additional $10.0-$12.0 million during the remainder of the year. The Credit Facility contains restrictions on its ability to make capital expenditures. Based on present estimates, Formica believes that the amount of capital expenditures permitted under the Credit Facility will be adequate to complete its investment program and maintain the properties and businesses of its current operations.

Formica continues to evaluate acquisitions that will complement or expand its decorative surfaces businesses or that will enable it to expand into new markets. In connection with any future acquisitions, Formica may require additional funding which may be provided in the form of additional debt, equity financing or a combination thereof. There can be no assurance, however, that any such additional financing will be available on acceptable terms.

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

Prior to May 1, 1998, Formica formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million, with approximately $2.7 million of the restructuring provision remaining at December 31, 1999. During 2000, Formica spent $1.0 million, primarily on severance payments, of the restructuring provision. The amount of the restructuring provision remaining at June 30, 2000 was approximately $1.7 million.

On March 1, 2000, the Company announced plans to restructure certain operating activities in North America. The management of the Company provided a restructuring provision of $6.0 million during the first quarter of 2000. During the three-months ended June 30, 2000, the Company spent $0.3 million of the restructuring provision, primarily relating to severance payments. The restructuring plan will be substantially completed in 2000. The Company has identified an additional $3.0 million of charges, indirectly related to the restructuring of the North America operations, of which $1.4 million was incurred during the second quarter of 2000. The balance is expected to occur over the remainder of 2000.

As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. This plan is not yet complete and a complete cost assessment will not be finalized until the end of 2000. Reserves for organizational restructuring in the amount of $14.5 million have been established. The preliminary organizational restructuring plan, which primarily relates to the European operations, includes the closing of offices and a select curtailment of operations, the optimization of the utilization of assets and a reduction of headcount and is expected to be completed in 2001. Once the approved formal plan is implemented and underway, this could potentially result in a change in the estimated range for the reserves established. In addition, the Company incurred approximately $0.2 million of restructuring-related expenses associated with the acquisition of PSM during the six-months ended June 30, 2000.

On June 1, 2000, the Company announced plans to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million in the second quarter of 2000. The restructuring provision consists of the following: facility closure costs and assets held for disposal ($0.5 million) and severance and severance-related items ($1.0 million). Through the quarter ended June 30, 2000, no spending has occurred related to the provision. The Company has also identified an estimated additional $0.1 million in charges and $0.2 million in capital spending, indirectly related to the restructuring of the European distribution operations, which the Company anticipates will occur mostly during the fourth quarter of 2000.

Depending on the amount and timing of these activities, the Company's cash flows and results of operations could be materially affected in a particular quarter. (For a full discussion regarding Restructuring Charges, see Note 5 to the Consolidated Condensed Consolidated Financial Statements). Cash flows from operations and funds available under the Company's bank credit agreements continue to provide the Company with liquidity and capital resources fromfor working capital, capital expenditures and debt service requirements.

Cash provided by operations was $17.7 million for the six-months ended June 30, 2000, compared to cash used in operations of $12.0 million for the six-months ended June 30, 1999. The increase in cash provided by operations is the result of a decrease in accounts receivable and inventory, and increases in accounts payable and accrued expenses. The decrease in accounts receivable and inventories results from an effort to improve the management of working capital. Net cash used in investing activities was $184.1 million for the six-months ended June 30, 2000 and $25.6 million for the six-months ended June 30, 1999. The 2000 period includes $175.5 million due to the acquisition of PSM. Net cash provided by financing activities was $176.9 million, which included additional financing resulting from the acquisition of PSM, for the six-months ended June 30, 2000 and $16.4 million for the six-months ended June 30, 1999.

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

Foreign Currency Exchange Rate Risk

Our operating results are subject to significant fluctuations based upon changes in the exchange rates of some currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

Forward-Looking Information

This report (as well as other public filings, press releases and discussions with Company management) contains and incorporates by reference certain forward-looking statements. These statements are subject to risks, uncertainties and other factors, which could cause actual results to differ from those anticipated. Forward-looking statements include the information concerning:

o our future operating performance, including sales growth and cost savings and synergies following our acquisition by Laminates, and our acquisitions of Fountainhead, STEL and Perstorp Surface Materials

o our belief that we have sufficient cash flows to support working capital needs, capital expenditures and debt service requirements and

o our belief that we can reduce selling, general and administrative expenses, as a percentage of sales, without adversely affecting our net sales

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

What Factors Could Affect the Outcome of Our Forward-Looking Statements?

You should understand that the following important factors, in addition to those discussed elsewhere in this
Form 10-Q, and in Formica's Form 10-K could affect the future results of Formica and could cause those results or other outcomes to differ materially from those expressed in our forward-looking statements.

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

o    our ability to attract, hire and retain suitable personnel

Relating to our Debt and the Notes

We have substantial debt, which could limit our cash available for other uses and harm our competitive position. In connection with our acquisitions, we have incurred significant indebtedness. The level of our indebtedness could have important consequences to us, including:

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

Recent Accounting Pronouncements

In June 1998, SFAS No. 133-"Accounting for Derivative Instruments and Hedging Activities" was issued ("SFAS No. 133"). In June 1999, SFAS No. 137-"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 was issued, which amended SFAS No. 133. These SFAS's require all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. SFAS No. 133, as amended by SFAS No. 138, is not expected to have a material impact on the Company's financial position or results of operations.

Contingent Matters

     Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of legal contingencies.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     The information called for by this item is provided under Item 2-- Management's Discussion and Analysis of Financial Condition and Results of Operations."

Part II. Other Information

Item 1. Legal Proceedings

     o See Note 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of legal proceedings.

Item 6. Exhibits and Reports on Form 8-K

     o On May 31, 2000, Formica filed a Form 8-K announcing the acquisition of Decorative Surfaces Holding AB.

     o On July 12, 2000, Formica filed a Form 8-K describing being named as a defendant in class action lawsuits.

     o On August 1, 2000, Formica filed a Form 8-K/A, the first amendment to the May 31, 2000 Form 8-K.

The following exhibit is included herein:

     (12) Computation of Ratio of Earnings to Fixed Charges             Page E-1

     (27) Financial Data Schedule (for electronic submission only)      Page E-2

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       Formica Corporation
                                                 -------------------------------
                                                            (Registrant)


                                                    /s/ David T. Schneider
                                                 -------------------------------
                                                       (David T. Schneider -
                                                        Chief Financial Officer)


                                                         August 14, 2000
                                                 -------------------------------
                                                              (Date)