Form 10-Q
period 2000-09-30
FORMICA CORP
filed 2000-11-14
CIK 814241

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------

                                   Form 10-Q

                    quarterly Report Pursuant to Section 13
                    or 15 (d) of the Securities Act of 1934

               For the quarterly period ended September 30, 2000

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

                                YES X       NO
                                   ---        ----


Title                                Shares Outstanding as of September 30, 2000
-----                                -------------------------------------------

Common Stock, $.01 par value
per share                                    100 Shares Outstanding

                              FORMICA CORPORATION

                                     Index

                                                                            Page

Part I. Financial Information
 Item 1.     Financial Statements
             Condensed Consolidated Balance Sheets as of September 30,
               2000 and December 31, 1999                                      1
             Condensed Consolidated Statements of Operations for the Three
               and Nine Months Ended September 30, 2000 and 1999               2
             Condensed Consolidated Statements of Cash Flows for the Nine
               months ended September 30, 2000 and 1999                        3
             Notes to the Condensed Consolidated Financial Statements          4
 Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       9
 Item 3.     Quantitative and Qualitative Disclosure of Market Risk           15

Part II. Other Information

 Item 1.      Legal Proceedings                                               15
 Item 4.      Submission of Matters to a Vote of Security Holders             15
 Item 6.      Exhibits and Reports on Form 8-K                                15

Signatures                                                                    16

                              FORMICA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)


                                                   September 30,  December 31,
                                                       2000           1999
                                                   ------------   ------------
                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $   10.0      $      7.8
   Accounts receivable, net                              123.6            84.4
   Inventories                                           152.6           119.7
   Prepaid expenses and other current assets              28.9            11.5
   Deferred income taxes                                  16.0            14.7
                                                      --------      ----------
                Total current assets                     331.1           238.1

PROPERTY, PLANT AND EQUIPMENT, net                       386.5           307.3

OTHER ASSETS:
   Intangible assets, net                                160.9           161.1
   Other noncurrent assets                                10.0            11.3
                                                      --------      ----------
                Total assets                          $  888.5      $    717.8
                                                      ========      ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt               $   31.0      $     28.2
   Accounts payable                                       66.8            37.2
   Accrued expenses                                       80.2            56.8
                                                      --------      ----------
                Total current liabilities                178.0           122.2

LONG-TERM DEBT                                           452.1           362.9
DEFERRED INCOME TAXES                                    132.9           125.4
OTHER LIABILITIES                                         41.5            30.0
                                                      --------      ----------
                Total liabilities                        804.5           640.5

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - par value $.01 per share -
     authorized 1,000 shares, none issued
     or outstanding                                          -               -
   Common stock - par value $.01 per share -
     authorized 2,000 shares, issued and
     outstanding 100 shares                                0.1             0.1

   Additional paid-in capital                            217.0           137.0
   Accumulated deficit                                   (94.9)          (54.4)
   Accumulated other comprehensive loss                 ( 38.2)           (5.4)
                                                      --------      ----------
          Total stockholders' equity                      84.0            77.3
                                                      --------      ----------
          Total liabilities and stockholders' equity  $  888.5      $    717.8
                                                      ========      ==========


         See notes to the condensed consolidated financial statements.

                                  FORMICA CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in millions)

                                              Three Months Ended      Nine Months Ended
                                                September 30,           September 30,
                                            ---------------------   ---------------------
                                              2000         1999       2000         1999
                                            -------      --------   --------     --------
NET SALES                                    $199.2        $145.1   $  554.5     $ 439.7

COST OF PRODUCTS SOLD                         147.8         103.7      406.0       313.6

INVENTORY MARKDOWN FROM RESTRUCTURING          --            --          1.9        --
                                            -------      --------    ---------  ---------

                Gross profit                   51.4          41.4      146.6       126.1

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      46.7          36.5      142.7       115.0

PROVISION FOR RESTRUCTURING                     0.4          --          7.6        --

COST OF TERMINATED ACQUISITIONS                --            --          0.4        --
                                            -------      --------    ---------  ---------

                Operating income (loss)         4.3           4.9       (4.1)       11.1

INTEREST EXPENSE                              (14.4)         (9.5)     (36.5)      (28.5)

OTHER INCOME                                    1.6           0.8        3.9         2.4
                                            -------      --------    ---------  ---------

LOSS BEFORE PROVISION FOR INCOME TAXES         (8.5)         (3.8)     (36.7)      (15.0)

INCOME TAX PROVISION                           (0.9)         (0.1)      (3.8)       (2.0)
                                            -------      --------    ---------  ---------

                Net loss                    $  (9.4)     $   (3.9)   $ (40.5)   $  (17.0)
                                            =======      ==========  =========  =========


         See notes to the condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                            Nine Months Ended
                                                              September 30,

                                                      ----------------------
                                                        2000          1999
                                                      ---------     --------

CASH PROVIDED BY (USED IN) OPERATIONS                 $    16.0     $  (11.4)



INVESTING ACTIVITIES:
   Capital expenditures and investments, net              (15.8)       (17.0)
   Acquisitions, net of cash acquired                    (175.5)       (15.6)
                                                      ---------     --------
          Net cash used in investing activities          (191.3)       (32.6)


FINANCING ACTIVITIES:
   Proceeds from borrowings, net of financing fees        133.2        222.9
   Equity contribution                                     80.0         --
   Repayments of debt                                     (38.0)      (201.9)
                                                      ---------     --------
          Net cash provided by financing activities       175.2         21.0


EFFECTS OF EXCHANGE RATE CHANGES ON CASH                    2.3         (0.3)
                                                      ---------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2.2        (23.3)

CASH AND CASH EQUIVALENTS AT THE BEGINNING
  OF PERIOD                                                 7.8         31.6
                                                      ---------     --------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD        $    10.0     $    8.3
                                                      =========     ========


         See notes to the condensed consolidated financial statements.

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION:
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements reflect all material adjustments of a normal recurring nature considered necessary for a fair presentation of the financial position, results of operations and cash flow. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Operating results reported for the interim periods are not necessarily indicative of the results that may be expected for the entire year and any other subsequent interim periods.

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

      Acquisition Consideration..................................... $175.5
      Estimated Fees and Expenses...................................    2.0
                                                                     ------
      Total Consideration........................................... $177.5
                                                                     ======

      Payment of Debt............................................... $ 76.1
      Net Tangible Assets...........................................   85.7
      Goodwill and Other Intangible Assets..........................   15.7
                                                                     ------
                                                                     $177.5
                                                                     ======

      The allocation of the consideration paid by DSH for the assets and liabilities of PSM is based on preliminary estimates of the fair value of such assets and liabilities. Due to the capital intensive nature of the PSM business, the excess of the purchase price over the book value of net assets acquired has been primarily allocated to property, plant and equipment. A formal appraisal of the assets and liabilities is underway. Accordingly, the actual allocation of such consideration may differ from the preliminary estimates after the completion of the independent valuation and other procedures to be performed. As a result of the acquisition, Formica has been reviewing all operations within PSM (see
      Note 5). The Company recorded a charge of approximately $2.2 million in the second quarter to reflect the estimated impact following this review, primarily related to an increase in doubtful accounts and inventory write-offs.

      The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2000 and 1999 assume the acquisition had occurred at the beginning of 1999 (in millions):


                                              Three months ended                Nine months ended
                                       September 30,    September 30,     September 30,    September 30,
                                           2000             1999               2000             1999
                                       -------------    -------------    --------------    -------------
             Net sales                  $  199.2         $  198.8         $  607.7         $  611.1
             Net loss                       (9.4)            (4.3)           (43.2)           (17.0)

      In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 1999, or of future results.

(3)   INVENTORIES:

      Major classes of inventories are as follows:

                                          September 30,    December 31,
                                              2000            1999
                                          -------------    ------------
                                                  (in millions)

          Finished goods                     $ 94.0          $  84.5
          Work-in-process                      17.5             11.6
          Raw materials                        63.3             45.1
                                             ------          -------
          Total                               174.8            141.2
          Less, reserves                       22.2             21.5
                                             ------          -------
                                             $152.6          $ 119.7
                                             ======          =======

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

      The Company's Credit Facility contains financial covenants requiring the Company to maintain minimum earnings before interest, taxes, depreciation and amortization; minimum coverage of interest expense and fixed charges; and a maximum leverage ratio. The Company is in compliance with all financial covenants as of September 30, 2000.

(5)   RESTRUCTURING:

      Prior to May 1, 1998, the management of the Company formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million included as part of its purchase accounting, with approximately $2.7 million of the restructuring provision remaining at December 31, 1999. During the three and nine months ended September 30, 2000, the Company spent $0.8 million and $1.8 million, respectively, of the restructuring provision primarily relating to severance payments. In the third quarter, the Company reversed the remaining $0.5 million restructuring liability against the initial purchase accounting. The remaining balance of this restructuring provision of $0.4 million at September 30, 2000 is related to severance payments and will be substantially completed by the end of 2000.

      On March 1, 2000, the Company's management committed to a formal plan to restructure certain operating activities in North America, which will reduce total headcount by over 200 employees. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility was closed and its operations were subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The Company provided a restructuring provision of $6.0 million during the first quarter of 2000. The restructuring provision can be broken down as follows: assets held for disposal, facility closure and lease terminations ($3.1 million), markdown of inventory resulting from the elimination of product lines ($1.9 million) and severance and severance-related items ($1.0 million). During the three and nine

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT


      months ended September 30, 2000, the Company spent $2.4 million and $3.3 million, respectively, of this restructuring provision. In addition, the Company wrote-off $2.0 million of the restructuring provision liability against property plant and equipment relating to the Mt. Bethel assets held for disposal. The remaining balance of the restructuring provision at September 30, 2000 was $0.7 million consisting of $0.5 million of facility closure and lease terminations and $0.2 million of severance and severance-related items. The restructuring plan will be substantially completed in 2000. The Company has identified an additional $3.0 million of charges, indirectly related to the restructuring of the North America operations, of which $0.2 million and $1.6 million was incurred in the three and nine months ended September 30, 2000, respectively. The balance is expected to be incurred up to and through the first quarter of 2001.

      As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. This plan is under review and a complete cost assessment will not be finalized until the end of 2000. Reserves for organizational restructuring in the amount of $14.5 million were established as part of purchase accounting in the second quarter. During the three and nine months ended September 30, 2000, the Company has spent $1.2 million and $1.5 million, respectively, of this provision. The remaining balance of the restructuring provision was $13.0 million at September 30, 2000. The preliminary organizational restructuring plan, which primarily relates to the European operations, includes the closing of offices and a select curtailment of operations, the optimization of the utilization of assets and a reduction of headcount in excess of 300 employees. This restructuring is expected to be completed in 2001. Once the approved formal plan is implemented and underway, this could potentially result in a change in the estimated range for the reserves established. In addition, the Company incurred approximately $0.1 million and $0.3 million of restructuring-related expenses associated with the acquisition of PSM during the three and nine months ended September 30, 2000, respectively.

      On June 1, 2000, the Company's management committed to a formal plan to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million in the second quarter of 2000. These actions are being taken in conjunction with the integration of the PSM operations. The plan will result in a reduction in headcount of 25 employees. The restructuring plan includes the closure of a Company warehouse in Europe with subsequent relocation of operations to elsewhere in Europe. The restructuring provision consists of the following: facility closure costs ($0.5 million) and severance and severance-related items ($1.0 million). During the three and nine months ended September 30, 2000 the Company has spent $0.2 million of this provision. The remaining balance of the restructuring provision at September 30, 2000 was $1.3 million consisting of $0.5 million of facility closure costs and $0.8 million of severance and severance-related items. Under the current timetable, the Company projects that the restructuring plan will be fully completed by mid-year 2001. The Company has also identified an estimated additional $0.1 million in charges which was spent in the third quarter and $0.2 million in capital spending of which $0.1 million was spent in the third quarter, indirectly related to the restructuring of the European distribution operations. The Company anticipates the additional spending will occur mostly during the fourth quarter of 2000.

      Depending on the amount and timing of the Company's restructuring activities, cash flows and results of operations could be materially affected in a particular quarter.

(6)   CONTINGENT MATTERS:

      The Company is involved in various proceedings relating to environmental matters. It is the Company's policy to accrue liabilities for remedial investigations and clean-up activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. In the ordinary course of business, the Company has been or is the subject of or party to various pending litigation and claims. Currently, the Company has been named as a potentially responsible party at several Superfund sites and has reserved approximately $3.6 million and $3.9 million at September 30, 2000 and December 31, 1999, respectively, for these matters to recognize a reasonable estimate of the probable liability. While it is not possible to predict with certainty the outcome of any potential litigation or claims, the Company believes any known contingencies, individually or in the aggregate, will not have a material adverse impact on its financial position or results of operations. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future cash flows could be materially affected in a particular quarter.

      Formica's operations are subject to federal, state, local and foreign environmental laws and regulations governing both the environment and the work place. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

      On April 5, 1999, the Company received a subpoena covering the period from January 1, 1994 until April 1, 1999 from a federal grand jury in connection with an investigation into possible antitrust violations in the United States market for high-pressure laminate. The Company has produced documents and provided other information in response to the subpoena, and a number of present or former Formica employees have appeared for testimony before the grand jury or have been interviewed by the Staff of the Antitrust Division of the U.S. Department of Justice in

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

      connection with the investigation. The Company intends to continue its cooperation with the investigation. The Company is unable to determine at this time the effect, if any, that this matter may have on its financial position, results of operations or cash flows.

      Formica Corporation and other manufacturers of high-pressure laminate ("HPL") have been named as defendants in purported class action complaints filed in federal and certain state courts. The complaints, which all make similar allegations, allege that Formica and other HPL manufacturers in the United States have engaged in a contract, combination or conspiracy in restraint of trade in violation of state and federal antitrust laws and seek damages of an unspecified amount. The actions are in their earliest stages. Formica Corporation intends to defend vigorously against the allegations of the complaints.

      Formica is involved in pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Formica continually evaluates its estimated legal liabilities as a matter of policy. The Company's estimated range of liability is based on known claims. There can be no assurances that Formica will not become involved in future proceedings, litigation or investigations, that such liabilities will not be material or that indemnification pursuant to certain indemnification rights will be available.

(7)   COMPREHENSIVE INCOME (LOSS):

      Total comprehensive (loss) income was ($26.3) million and ($73.3) million for the three and nine months ended September 30, 2000, respectively and $3.1 million and ($21.8) million for the three and nine months ended September 30, 1999, respectively. The difference between comprehensive income (loss) and net loss results from foreign currency translation adjustments.

(8)   RELATED PARTY TRANSACTIONS

      In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates Acquisition Co., the parent of FM Holdings, Inc. These arrangements are short-term in nature and generally bear no interest. At September 30, 2000 and December 31, 1999, there was approximately $1.0 million outstanding under these arrangements.

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

(9)   SEGMENT INFORMATION:

      The Company is principally engaged in a single line of business: the design, manufacture and distribution of decorative surfacing products. Substantially all revenues result from the sale of decorative surfaces and related products through domestic and international distributors and direct accounts. The Company's operations are managed on a geographic basis and, therefore, reportable segments are based on geographic areas. In the second quarter of 2000, the Company's market presence in Europe, the Americas and Asia was increased as a result of the PSM acquisition. Segment revenues are defined as net sales to external customers of each segment less freight expense and sales allowances. All significant intercompany sales and expenses have been eliminated in determining segment revenues and segment profit (loss).

                                            FORMICA CORPORATION
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                               Three Months Ended       Nine Months Ended
                                                                  September 30,            September 30,
                                                               -------------------     -------------------
                                                                 2000       1999        2000       1999
                                                               --------   --------     --------   --------
                                                                    (in millions)             (in millions)
        Segment revenues:
          United States                                        $   79.3   $   82.3     $  241.8   $  247.5
          Americas - Other                                         27.0       11.3         65.9       34.7
          Europe                                                   68.2       32.7        182.2      106.9
          Asia                                                     24.7       18.8         64.6       50.6
                                                               --------   --------     --------   --------
                 Total                                         $  199.2   $  145.1     $  554.5   $  439.7
                                                               ========   ========     ========   ========

        Segment profit (loss):
          Americas                                             $   (2.7)   $  (1.5)    $  (19.2)  $   (6.9)
          Europe                                                    3.7        3.5          7.2       10.7
          Asia                                                      3.3        2.9          7.9        7.3
                                                               --------   --------     --------   --------
                 Total                                         $    4.3   $    4.9     $   (4.1)  $   11.1
                                                               ========   ========     ========   ========

        Depreciation and amortization (included in segment
          Americas                                             $   10.2   $    8.4     $   28.9   $   24.7
          Europe                                                    4.1        2.0         11.1        6.5
          Asia                                                      1.0        0.9          3.4        2.6
                                                               --------   --------     --------   --------
                 Total                                         $   15.3    $  11.3     $   43.4   $   33.8
                                                               ========   ========     ========   ========

        A reconciliation of total segment profit (loss) to
          Segment (loss) profit                                $    4.3   $    4.9     $   (4.1)  $   11.1
          Interest expense                                        (14.4)      (9.5)       (36.5)     (28.5)
          Other income                                              1.6        0.8          3.9        2.4
                                                               --------   --------     --------   --------
                 Loss before provision for income taxes        $   (8.5)  $   (3.8)    $  (36.7)  $  (15.0)
                                                               ========   ========     ========   ========

                                                             September 30,   December 31,
                                                                 2000            1999
                                                             -------------   ------------
                                                                       (in millions)
        Total assets:
          United States                                        $  419.1        $  451.0
          Americas - Other                                         85.3            37.3
          Europe                                                  293.5           152.4
          Asia                                                     90.6            77.1
                                                               --------        --------
                 Total                                         $  888.5        $  717.8
                                                               ========        ========

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

      Recent Developments

      Perstorp Surface Materials Acquisition: (See Note 2 to the Condensed Consolidated Financial Statements for further detail) On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM"), a worldwide producer of decorative and industrial laminates, finished foils, printed paper and other surfacing materials from Perstorp AB (Sweden) for approximately $177.5 million (including approximately $2.0 million of transaction costs), subject to any post-closing obligations. The consideration paid to Perstorp AB was determined through arms-length negotiations between DSH and Perstorp AB.


      Restructuring Charges: (See Note 5 to the Condensed Consolidated Financial Statements for further detail ) On March 1, 2000, the Company's management committed to a formal plan to restructure certain operating activities in North America, which will reduce total headcount by over 200 employees. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility was closed and its operations were subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The Company provided a restructuring provision of $6.0 million during the first quarter of 2000.

      As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. This plan is under review and a complete cost assessment will not be finalized until the end of 2000. Reserves for organizational restructuring in the amount of $14.5 million were established as part of purchase accounting in the second quarter.

      On June 1, 2000, the Company's management committed to a formal plan to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million in the second quarter of 2000. These actions are being taken in conjunction with the integration of the PSM operations. The plan will result in a reduction in headcount of 25 employees.

      Depending on the amount and timing of the Company's restructuring activities, cash flows and results of operations could be materially affected in a particular quarter.

      Litigation: (See Note 6 to the Condensed Consolidated Financial Statements) Formica Corporation and other manufacturers of high-pressure laminate ("HPL") have been named as defendants in purported class action complaints filed in both federal and certain state courts. The complaints, which all make similar allegations, allege that Formica and other HPL manufacturers in the United States have engaged in a contract, combination or conspiracy in restraint of trade in violation of state and federal antitrust laws and seek damages of an unspecified amount. The actions are in their earliest stages. Formica Corporation intends to defend vigorously against the allegations of the complaints.

      Results of Operations:

      Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

      Net Sales. Net sales for 2000 were $554.5 million, compared to net sales of $439.7 million for 1999, an increase of $114.8 million, or 26.1%. The acquisition of PSM accounted for $126.2 million of the increase, which was offset by the impact of unfavorable foreign exchange. Sales in the Americas increased to $307.7 million from $282.2 million in 1999. This increase is the result of the acquisition of PSM, which accounted for $31.7 million. Net sales in Asia increased to $64.6 million in 2000 from $50.6 million in 1999, an increase of $14.0 million, or 27.7%, resulting primarily from the addition of the PSM business, which accounted for $6.3 million of the increase, as well as increased volume. Net sales in Europe increased $75.3 million to $182.2 million in 2000 from $106.9 million in 1999. The acquisition of PSM accounted for $88.2 million of the increase.

      Gross Profit. Gross profit for 2000 was $146.6 million, compared to gross profit of $126.1 million for 1999, an increase of $20.5 million, or 16.3%. Gross profit as a percentage of net sales in 2000 decreased to 26.4% from 28.7% in 1999. The 2000 period includes $1.9 million related to the markdown in inventory from the restructuring of the North America operations. Excluding the restructuring charge, gross profit increased $22.4 million in 2000, or as a percentage of sales to 26.8 %.

      Gross Profit in the Americas decreased to $76.7 million in 2000 from $77.5 million in 1999. The $0.8 million decrease primarily resulted from the $5.4 million contribution from PSM, offset by the $1.9 million markdown in inventory from the restructuring of the North America operations, and increased raw material prices. Gross profit as a percentage of net sales for the Americas decreased to 24.9% in 2000 from 27.5% in 1999, principally as a result of the markdown in inventory from the restructuring of the North America operations and increased raw material prices. Gross profit in Europe and Asia increased $21.3 million to $69.9 million in 2000 from $48.6 million in 1999, or 43.8%, of which PSM contributed $24.5 million. The effects of foreign exchange translation, competitive pricing pressures and higher raw material costs negatively impacted gross profit margins compared to last year. As a percentage of net sales, gross profit in Europe and Asia decreased to 28.3% in 2000 from 30.9% in 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2000 were $142.7 million compared to $115.0 million for 1999, an increase of $27.7 million. Selling, general and administrative expenses excluding PSM were $118.0 million for 2000 compared to $115.0 million in 1999. Selling, general and administrative expenses, as a percent of net sales, were 25.7% in the 2000 period compared to 26.2% in the 1999 period. Excluding the expenses related to the acquisition of PSM of approximately $2.8 million, selling, general and administrative expenses were $115.2 million in the 2000 period compared to $115.0 million in 1999.

      Restructuring Charges (See Note 5 to the Condensed Consolidated Financial Statements). On March 1, 2000, the Company's management committed to a formal plan to restructure certain operating activities in North America. The Company provided a restructuring provision of $6.0 million during the first quarter of 2000. During the nine months ended September 30, 2000, the Company spent $3.3 million of the restructuring provision. In addition, the Company wrote-off $2.0 million of the restructuring provision liability against property plant and equipment relating to the Mt. Bethel assets held for disposal. The remaining balance of the restructuring provision at September 30, 2000 was $0.7 million consisting of $0.5 million of facility closure and lease terminations and $0.2 million of severance and severance-related items. The restructuring plan will be substantially completed in 2000. The Company has identified an additional $3.0 million of charges, indirectly related to the restructuring of the North America operations, of which $1.6 million was incurred in the nine months ended September 30, 2000. The balance is expected to be incurred up to and through the first quarter of 2001.

      As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. Reserves for organizational restructuring in the amount of $14.5 million were established as part of purchase accounting in the second quarter. During the nine months ended September 30, 2000, the Company has spent $1.5 million of this provision. The remaining balance of the restructuring provision was $13.0 million at September 30, 2000. The preliminary organizational restructuring plan, which primarily relates to the European operations, includes the closing of offices and a select curtailment of operations, the optimization of the utilization of assets and a reduction of headcount in excess of 300 employees. This restructuring is expected to be completed in 2001. In addition, the Company incurred approximately $0.3 million of restructuring-related expenses associated with the acquisition of PSM during the nine months ended September 30, 2000.

      On June 1, 2000, the Company's management committed to a formal plan to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million in the second quarter of 2000. During the nine months ended September 30, 2000 the Company has spent $0.2 million of this provision. The remaining balance of the restructuring provision at September 30, 2000 was $1.3 million consisting of $0.5 million of facility closure costs and $0.8 million of severance and severance-related items. The Company has also identified an estimated additional $0.1 million in charges which was spent in the third quarter and $0.2 million in capital spending of which $0.1 million was spent in the third quarter, indirectly related to the restructuring of the European distribution operations. The Company anticipates the additional spending will occur mostly during the fourth quarter of 2000.

      Cost of Terminated Acquisitions. During the nine month period ended September 30, 2000, the Company incurred a $0.4 million charge relating to expenses from the cost of a terminated acquisition, primarily for legal and other professional fees.

      Operating Income (Loss). The operating loss for 2000 was $4.1 million compared to an operating income of $11.1 million for 1999. The 2000 period includes restructuring charges of $9.5 million, acquisition costs of $2.8 million and a cost of terminated acquisitions of $0.4 million. After taking into account the 2000 charges, the operating income was $8.6 million in 2000 compared to operating income of $11.1 million in 1999, for the reasons stated above.

      EBITDA. EBITDA decreased to $43.2 million in 2000 compared to $47.3 million in 1999. After taking into account the 2000 period restructuring costs, acquisition costs and cost of terminated acquisitions (described above), EBITDA, as adjusted, was $55.9 million in 2000 compared to $47.3 million in 1999.

      Interest Expense. Interest expense increased $8.0 million to $36.5 million in 2000 from $28.5 million for 1999. The increase in interest expense is due to the additional debt incurred in 2000 for the acquisition of PSM and additional debt incurred in the latter part of 1999, partially offset by a write-off in the 1999 period of deferred financing fees related to the refinancing of the bridge notes.

      Income Taxes. Income tax expense increased to $3.8 million in 2000 compared to $2.0 million in 1999. The increase in income tax expense is primarily the result of an increase in the taxable income in certain foreign countries.

      Net Loss. Net loss was $40.5 million in 2000 compared to a net loss of $17.0 million in 1999, due to the reasons described above.

      Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

      Net Sales. Net sales for 2000 were $199.2 million, compared to net sales of $145.1 million for 1999, an increase of $54.1 million, or 37.3%. The acquisition of PSM accounted for $58.0 million of the increase, which was offset by the impact of unfavorable foreign exchange. Net sales in the Americas increased $12.7 million to $106.3 million in 2000 from $93.6 million in 1999, primarily due to the acquisition of PSM, which accounted for $15.5 million, and improved laminate pricing in the U.S., partially offset by lower volume. Net sales in Asia increased to $24.7 million in 2000 from $18.8 million in 1999, an increase of $5.9 million, or 31.4%, resulting primarily from the addition of the PSM business, which accounted for $2.7 million of the increase, as well as increased volume. Net sales in Europe increased $35.5 million to $68.2 million in 2000 from $32.7 million in 1999. The acquisition of PSM accounted for $39.8 million of the increase.

      Gross Profit. Gross profit for 2000 was $51.4 million, compared to gross profit of $41.4 million for 1999, an increase of $10.0 million, or 24.2%, of which PSM contributed $12.5 million. Gross profit as a percentage of net sales in 2000 decreased to 25.8% from 28.5% in 1999, primarily due to the addition of the PSM business.

      Gross Profit in the Americas increased to $25.2 million in 2000 from $24.8 million in 1999, of which PSM contributed $2.5 million. Gross profit as a percentage of net sales for the Americas decreased to 23.7% in 2000 from 26.5% in 1999, principally as a result of increased raw material costs and the decrease in volume partially offset by improved pricing levels. Gross profit in Europe and Asia increased to $26.2 million in 2000 from $16.6 million in 1999, of which PSM contributed $10.0 million. The effects of foreign exchange translations negatively impacted gross profit margins compared to last year. As a percentage of net sales, gross profit in Europe and Asia collectively decreased to 28.2% in 2000 from 32.2 % in 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2000 were $46.7 million compared to $36.5 million for 1999, an increase of $10.2 million. As a percent of net sales, selling, general and administrative expenses decreased to 23.4% in the 2000 period compared to 25.2% in the 1999 period. Excluding the effects of PSM, selling, general and administrative expenses were $35.9 million for 2000 compared to $36.5 million in 1999. Excluding the expenses related to the acquisition of PSM of approximately $0.3 million, selling, general and administrative expenses were $35.6 million in the 2000 period compared to $36.5 million in 1999.

      Restructuring Charges (See Note 5 to the Condensed Consolidated Financial Statements). During the third quarter of 2000, the Company spent $2.4 million of the North America restructuring provision, as well as incurring an additional $0.2 million of indirectly related restructuring charges for the North America operations.

      During the third quarter of 2000, the Company spent $1.2 million of the PSM organizational restructuring reserve, as well as incurring an additional $0.1 million of restructuring-related expenses.

      During the third quarter of 2000, the Company spent $0.2 million of the European restructuring provision, as well as incurring an additional $0.1 million of indirectly related restructuring charges for the European operations.

      Operating Income (Loss). The operating income for 2000 was $4.3 million compared to an operating income of $4.9 million for 1999. The 2000 period includes restructuring charges of $0.4 million and acquisition costs of $0.3 million. After taking into account the 2000 charges, the operating income was $5.0 million in 2000 compared to operating income of $4.9 million in 1999, for the reasons stated above.

      EBITDA. EBITDA increased to $21.2 million in 2000 compared to $17.0 million in 1999. After taking into account the 2000 period restructuring and acquisition charges (described above), EBITDA, as adjusted, was $21.9 million in 2000 compared to $17.0 million in 1999.

      Interest Expense. Interest expense increased to $14.4 million in 2000 from $9.5 million for 1999. The increase in interest expense is due to the additional debt incurred in 2000 for the acquisition of PSM and additional debt incurred in the latter part of 1999.

      Income Taxes. Income tax expense increased to $0.9 million in 2000 compared to $0.1 million in 1999. The increase in income tax expense is primarily the result of an increase in the taxable income in certain foreign countries.

      Net Loss. Net loss was $9.4 million in 2000 compared to a net loss of $3.9 million in 1999, due to the reasons described above.

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

      As of September 30, 2000, Formica had approximately $483.1 million of indebtedness outstanding compared to $391.1 million as of December 31, 1999. Formica's significant debt service obligations could, under certain circumstances, have material consequences to security holders.

      Working capital was $153.1 million at September 30, 2000 compared to $115.9 million at December 31, 1999. The increase was primarily the result of the acquisition of PSM that increased working capital by approximately $51.5 million. Management believes that Formica will continue to require working capital levels consistent with past experience and that current levels of working capital, together with borrowing capacity available under the Credit Facility and the continued effort by management to manage working capital, will be sufficient to meet expected liquidity needs in the near term.

      In connection with the Acquisition in 1998, Formica's parent raised approximately $137.1 million through the issuance of common and preferred stock to the DLJMB Funds, the institutional investors and Messrs. Langone and Schneider. The Laminates 8% Preferred Stock has an 8% cumulative dividend that is paid in cash when, as and if declared by the Laminates board. The Holdings 15% Senior Exchangeable Preferred Stock due 2008 has a 15% cumulative dividend which is not payable in cash until May 2003 and is exchangeable at Holdings' option for 15% subordinated debentures of Holdings. Dividends from Formica, which are restricted by the provisions of the Credit Facility and the indenture governing the Notes described below, are the primary source of funding for payments with respect to Holdings and Laminates securities. In addition, Formica sold $200.0 million of senior subordinated unsecured increasing rate bridge notes (the "Bridge Notes") and, together with its subsidiaries, borrowed $80.0 million of term loans under the Credit Facility. The Bridge Notes were refinanced in February 1999 as noted below.

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

      The Credit Facility includes a $120.0 million revolving credit facility, an $85 million term loan and a $140.0 million term loan. The $120.0 million revolving credit facility may be increased by up to $25.0 million at the request of Formica, with the consent of the banks providing the increased commitments, and will terminate on May 1, 2004. The $85 million and $140.0 million term loans will mature in 2004 and 2006 respectively. At September 30, 2000, $57.7 million was outstanding against the revolving credit facility. The term loans under the Credit Facility totaled $215.1 million at September 30, 2000 and amortize over the life of the Credit Facility.

      Borrowings under the Credit Facility generally bear interest based on a margin over the base rate or, at Formica's option, the reserve-adjusted LIBOR rate. The applicable margin varies based upon Formica's ratio of consolidated debt to EBITDA. Formica's obligations under the Credit Facility are guaranteed by Laminates, Holdings and all existing or future domestic subsidiaries of Formica (the "subsidiary guarantors") and are secured by substantially all of the assets of Formica and the subsidiary guarantors, including a pledge of capital stock of all existing and future subsidiaries of Formica (provided that, with a single exception, no more than 65% of the voting stock of any foreign subsidiary shall be pledged) and a pledge by FM Holdings, Inc. of the stock of Formica and by Laminates Acquisition Co. of the stock of FM Holdings, Inc. The Credit Facility contains customary covenants and events of default. The Company is in compliance with the financial covenants as of September 30, 2000.

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

      As of September 30, 2000 and December 31, 1999, Formica had outstanding approximately $29.9 million and $28.4 million, respectively, in letters of credit under the Credit Facility to provide credit enhancement and support for certain of its credit facilities.

      In the last several years, Formica has implemented a major capital investment program that management believes will increase capacity, yield manufacturing savings and improve competitiveness. Formica has spent approximately $15.8 million on capital expenditures during 2000, and anticipates that it will spend an additional $5.0-$7.0 million during the remainder of the year. The Credit Facility contains restrictions on its ability to make capital expenditures. Based on present estimates, Formica believes that the amount of capital expenditures permitted under the Credit Facility will be adequate to complete its investment program and maintain the properties and businesses of its current operations.

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

      Cash flows from operations and funds available under the Company's bank credit agreements continue to provide the Company with liquidity and capital resources for working capital, capital expenditures and debt service requirements.

      Cash provided by operations was $16.0 million for the nine months ended September 30, 2000, compared to cash used in operations of $11.4 million for the nine months ended September 30, 1999. The increase in cash provided by operations is the result of a decrease in accounts receivable and inventory and an increase in accounts payable. The decrease in accounts receivable and inventories results from an effort to improve the management of working capital. Net cash used in investing activities was $191.3 million for the nine months ended September 30, 2000 and $32.6 million for the nine months ended September 30, 1999. The 2000 period includes $175.5 million due to the acquisition of PSM. Net cash provided by financing activities was $175.2 million for the nine months ended September 30, 2000, which included additional financing resulting from the acquisition of PSM, and $21.0 million for the nine months ended September 30, 1999.

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

      Formica cannot give assurance as to the effect of the adoption of the Euro on its payment obligations under loan agreements for borrowings in currencies to be replaced by the Euro or on its commercial agreements in those currencies. However, the Company has not experienced nor does it anticipate any problems resulting from the adoption of the Euro.

      Market Risk

      We use financial instruments, including fixed and variable rate debt, to finance operations. We occasionally utilize forward contracts to hedge certain foreign currency exposures. Forward contracts are entered into for periods consistent with underlying exposures and do not constitute positions independent of those exposures. We do not enter into contracts for speculative purposes and are not a party to any leverage instruments.

      Foreign Currency Exchange Rate Risk

      Our operating results are subject to significant fluctuations based upon changes in the exchange rates of other currencies in relation to the U.S. dollar. Although we will continue to monitor our exposure to currency fluctuations and, when appropriate, use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

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

      o our belief that our reduction in selling, general and administrative expenses, as a percentage of sales, will not affect our net sales

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

Item 4. Submission of Matters to a Vote of Security Holders

      o In September 2000, R.E. Cartledge was elected to the Formica Corporation Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

      o On July 12, 2000, Formica filed a Form 8-K describing being named as a defendant in class action lawsuits.

      o On August 1, 2000, Formica filed a Form 8-K/A, the first amendment to the May 31, 2000 Form 8-K relating to the acquisition of Decorative Surfaces Holding AB.

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


                                                  Formica Corporation
                                                  ---------------------------
                                                  Registrant)


                                                   /s/ David T. Schneider
                                                  ---------------------------
                                                  (David T. Schneider -
                                                  Chief Financial Officer)


                                                  November 13, 2000
                                                  ---------------------------
                                                  (Date)