Form 10-K
period 2000-12-31
FORMICA CORP
filed 2001-03-23
CIK 814241

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-K

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

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

     Securities Registered Pursuant to Section 12 (b) or 12 (g) of the Act


                                                Name of Each Exchange
Title of Each Class                              On Which Registered
-------------------                              -------------------
      None                                          Not Applicable

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Number of shares of each class of Common Stock outstanding as of March 22, 2001: 100 shares

                      Documents Incorporated by Reference:
                      ------------------------------------
                                      None

===============================================================================

Part I

Item 1. Business

Description of Business

     Formica Corporation (the "Company", "Formica" or "we") is one of the leading brand names in the decorative surfacing products market. "Decorative surfaces" are products that are used to finish a surface, which may be a wall, a cabinet, a countertop or a floor, and include everything from inexpensive vinyl flooring to marble countertops. The Company produces:

     o    high-pressure decorative laminates ("HPL"), our primary product:

          o the Company designs, manufactures and distributes Formica(R) brand high-pressure decorative laminates, which are made of decorative surface papers (solid colors, patterns and woodgrains) treated with resins and laminated along with resin treated kraft papers using a high pressure press

          o because high-pressure laminate is durable, attractively designed, easy to maintain and very versatile, it is used in a wide range of commercial and residential surfaces, including kitchen cabinets, countertops and work surfaces

          o we believe that we are one of the largest producers of high-pressure decorative laminates in the world, which we market under the Formica(R) brand name

     o    solid surfacing materials

          o unlike high-pressure laminate, solid surfacing is quite thick, which makes it more durable and permits easier repair in the event of a scratch, since the surface can be sanded down to look like new

          o we market our solid surfacing product under the names Surell(R), Fountainhead(R)and Soliq(R)

     o    laminate flooring

          o laminate flooring is applied over any dry, clean and level floor surface

          o the flooring is water-resistant and is ideally suited for kitchens and bathrooms

          o    we introduced our flooring line under the Formica(R)name in 1996

     We believe the Formica(R) brand name, which is recognized by many customers without prompting, contributes significantly to the sale of our products. For the years ended December 31, 2000 and 1999, our net sales were $773.7 million and $606.6 million, respectively, and Adjusted EBITDA, as defined under Selected Financial Data, was $78.7 million and $63.8 million, respectively (See Recent Developments).

     We markets our products:

     o through an extensive network of domestic and international independent distributors and dealers as well as our own sales force

     o to major distributors, manufacturers of finished products, and to architects and designers who specify products for commercial and residential interiors

     Our History

     Our Company was founded in 1913 and created the world's first decorative laminate in 1927. After several sales and an initial public offering, the Company was sold to FM Acquisition Corporation in a buyout led by Vincent Langone, David Schneider and Dillon Read & Co. in 1989. In January 1995, the Company was acquired by BTR Nylex Ltd., an Australian company and a subsidiary of BTR plc.

     In May 1998, our parent company, FM Holdings Inc. ("Holdings"), was bought by Laminates Acquisition Co. ("Laminates"), which was organized by DLJ Merchant Banking Partners II, L.P., affiliated funds and entities ("DLJ Merchant Banking Funds"), three institutional investors, including CVC European Equity Partners, L.P., CVC European Equity Partners (Jersey) L.P. and MMI Products L.L.C., and Messrs. Langone and Schneider. A fourth institutional investor, Euro Ventures PTE Ltd., acquired shares in the Company in August 2000.

     As a result, the Company is wholly-owned by Holdings, which in turn is wholly-owned by Laminates, which is owned by the DLJ Merchant Banking funds, (an affiliate of Credit Suisse First Boston), the institutional investors and the management shareholders. See Note 2 of the accompanying consolidated financial statements for information regarding our acquisition by Laminates.

Competitive Strengths

     We possess a number of competitive strengths, including:

     o    Global Market Position

     We have extensive global manufacturing capabilities and are one of the largest producers of high-pressure laminate on a worldwide basis. We are the largest or the second largest seller of high-pressure laminate in major national markets including the United States, Canada, Brazil, the United Kingdom, France, Finland, Spain, Taiwan, Thailand and China, where our principal manufacturing facilities are located. The location of our manufacturing facilities and design centers and our worldwide distribution network enable us to respond effectively to our customers' delivery and design needs.

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

     o    Established, Effective Distribution Channels

     We believe that we have one of the most extensive global distribution capabilities in the industry. Our distribution network includes independent distributor locations worldwide. Many distributors have sub-distributorship and dealer networks. As a result, our brand products are represented in thousands of locations worldwide. The effort of our domestic and international sales and architectural specification representatives, when combined with the sales force of our distributor network, provides sales and marketing coverage in over 100 countries throughout the world.

     o    Acclaimed Design Leadership

     We have a history of technological leadership and innovation in product design. We maintain extensive design facilities and have consistently won design and new product development awards, including the 1996 Kitchen & Bath Product Innovator Award, the 1997 Visual Marketing & Store Design Reader's Choice Poll and the 1997 Green Product Award. In addition, our flooring product was awarded the 1997, 1998 and 1999 Dealer's Choice Award-Best Laminate Flooring Product, the 1997 Kitchen & Bath Business Product of the Year Award and the 1999 Platinum Award for Design Excellence. We design many of our own proprietary decorative papers and own exclusive rights to these designs. The strength of our reputation for innovative design is an important factor in our success in the commercial segment of the market.

     o    Diverse and Stable Customer Base

     We benefit from a diversified sales base:

     Geographically, we sell our products in over 100 countries and maintain a strong market position in the major markets of the Americas and Europe and are positioned for continued growth in Asia. In 2000, approximately 55% of our net sales were made in the Americas, with the balance principally in Europe and Asia. We believe that this diversification helps to mitigate the effect of regional economic cycles and the changes in market conditions.

     The Company has approximately 5,400 employees worldwide. Production and manufacturing operations are located in the United States, Canada, Brazil, China, the United Kingdom, France, Finland, Germany, Spain, Thailand and Taiwan.

     The Company operates in a single business segment. See the accompanying consolidated financial statements for financial information regarding the Company.

Industry Overview

     The decorative surfaces market encompasses high-pressure decorative laminates, wood, veneers, marble, granite, solid surfacing, tile, plastics, foils, papers, vinyls, acrylics, paint, wallpaper, wall and floor coverings, low-pressure laminates and other surfacing materials. While substitution exists across product categories, high-pressure laminate remains one of the primary products used in various horizontal and vertical surfacing applications, including kitchen and bathroom countertops, where durability is a critical consideration. High-pressure laminate products are used in a wide range of applications with other decorative surfacing products competing at the high and lower end of the markets. At the high end are decorative surfaces such as our Surell(R) and Fountainhead(R) solid surfacing products, E.I. DuPont de Nemour's ("DuPont") Corian(R) solid surfacing, granite, marble, tile and natural wood. The low end of the market includes low-pressure laminates, foil, papers and plastics, all of which are a low cost surfacing alternative for applications requiring lower durability.

     We estimate that the worldwide market for high-pressure laminate was approximately $3 billion in 2000, evenly distributed between (1) North America,
(2) Europe and (3) the rest of the world. The end-users of high-pressure laminate products generally fall into two market segments, residential and commercial, each of which has in recent years accounted for approximately 50% of the market. Both the residential and commercial new construction market and the remodeling/renovation market drive demand for high-pressure laminate products. The residential market is comprised of independent contractors and manufacturers of countertops, kitchen and bathroom cabinets and furniture. The commercial market includes fabricators, contractors and manufacturers whose primary business is the production of interiors (including store fixtures, furniture and wall paneling) used in airports, institutions, hospitals, schools, retail stores, hotels and office buildings.

Principal Products and Services

     Decorative laminates are used in a wide range of surfacing applications where durability, design, construction versatility and ease of maintenance are factors. Our principal products are high-pressure decorative laminates, solid surfacing material, marketed under the Formica(R) brand Surell(R), Fountainhead(R) and Soliq(R) trade names, and laminate flooring products, introduced in late 1996 under the Formica(R) brand name. We also manufacture and sell resins, industrial laminate, foils and printed papers and license our Formica(R) brand name and proprietary technology and know-how to third parties.

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

     HPL is principally used in a wide range of commercial and residential surfacing applications where durability, design, construction versatility and ease of maintenance are important factors. Traditional residential applications include:

     o    kitchen cabinetry

     o    countertops and bathroom vanities

     o horizontal and vertical surfaces in kitchens, bathrooms, living rooms, family rooms, dining rooms and bedrooms

     The commercial applications include:

     o    work surfaces

     o    cabinetry

     o    furniture

     o    fixtures

     o    panels

     o    partitions

     o    counter tops and

     o interior walls, each of which have end-use applications in offices, computer centers, airports, hospitals, schools, restaurants, hotels, retail stores, ships, buses and railroad cars

     Our high-pressure laminate products compete with decorative laminates manufactured by other producers, as well as with other surfacing materials such as wood, veneers, marble, tile, plastics and foils. Competition is based principally on breadth of product line, design and appearance, product quality, functionality, marketing, technology, price and service. Over the past twenty years, less expensive, less durable low-pressure laminates have replaced high-pressure laminate for various applications. Nevertheless, the more durable high-pressure laminate still dominates the market for certain surfaces such as countertops and tables.

     Our HPL offerings include both general-purpose products and premium products, which generally have higher profit margins.

     General Purpose HPL. Our standard U.S. decorative line consists of numerous solid colors and patterns. Surface textures can range from very high gloss smooth surfaces to deeply textured surfaces and surfaces with other special design and performance features. These products are generally sold in sheet form in standard sizes that correspond to press sizes and vary from market to market.

     There is substantial overlap of these colors and patterns among our three principal regions, and we have an active new product harmonization program to conform regional product lines and reduce costs. There will continue to be regional differences in colors and patterns to meet local style differences.

     Premium HPL Products. Formica's premium decorative laminate products have characteristics which make them particularly suitable for various specialized applications and generate higher profit margins than the standard line products. Premium decorative laminate products include our DecoMetal(R), which incorporates real metal foil on a laminate core giving the solid appearance of a metal plate or sheet, our Ligna(R) line, a multi-laminate veneer made with phenolic-backed real wood which replicates the grains of exotic woods, our Formations(R) collection and ColorCore(R) surfacing material, a solid "color-through" laminate, each of which are marketed for special end-use applications, such as office furniture, store fixtures, restaurant interiors, airports and custom-built kitchens. Premium HPL products also include laminates for uses requiring fire-retardant materials such as shipbuilding and office interiors, textured laminates which are designed to look and feel like leather or slate and laminate static-free flooring used in computer centers.

     Solid Surfacing Products. Our solid surfacing products which are distributed under the Surell(R) , Fountainhead(R) and Soliq(R) trade names, are similar to DuPont's Corian(R) product, and are available in a selection of colors and granite-like patterns that run throughout the entire thickness of the product. The products can be fabricated for use in a variety of residential and commercial applications, such as kitchen and bathroom countertops including sinks, work surfaces, tabletops, commercial counters, vertical applications such as wall panels, partitions and tub surrounds, or produced in sheet form for work surfaces, countertops and other surface applications. One of the advantages of these products is that if scratched or gouged, the damage can be easily repaired by simply sanding down the surface to provide a new smooth surface. Solid surfacing products are more expensive than laminates but less expensive than other high-end materials such as marble, granite and high-end ceramic tile.

     Laminate Flooring. In late 1996, we introduced the Formica(R) brand laminate flooring product line in North America to compete in the market for laminate flooring. The product is produced in a variety of patterns and colors and is sold in both the new construction and renovation markets.

     Formica(R) flooring offers a virtually impermeable surface finish, which is resistant to wear, staining, moisture and impact. It is constructed from layers of direct pressure laminate sandwiching a high-density moisture-resistant fiberboard. Due to its durable surface and rich beauty, it is ideally suited for flooring in locations such as kitchens, bathrooms and family rooms.

     Formica(R) flooring is currently offered in a variety of patterns and colors, including wood grains, marble, granite, and rustic stone. All patterns are produced with a tongue and groove assembly system. Formica(R) flooring is applied as a "floating" floor and can be fitted over any sub-floor with a dry, clean and level surface. The flooring can often be laid directly over most existing floor covering such as linoleum or vinyl, using Formica brand 3-in-1 underlayment, which provides substantial cost savings to the consumer. Formica(R) flooring is manufactured in our dedicated facility in Algona, Washington.

     Other Products. In addition to expanding our presence in high-pressure decorative laminate product sales, we also acquired the following additional products as part of our acquisition of Perstorp Surface Materials (PSM) in March 2000. See Note 2 of the accompanying consolidated financial statements for information regarding our acquisition of PSM. The products include:

     o    Finished Foils and Printed Paper

     We offer one of the widest ranges of foils with high quality surface finishes and good flexibility, used for decorative surfaces in the furniture industry and for internal surfaces in buildings such as living rooms, bedrooms, etc. We produce finished foils with different weights to suit various applications depending upon design and surface properties.

     o    Industrial Laminates

     Our Brazilian subsidiary manufactures industrial (technical) laminates which are mainly used in the production of printed circuit boards, with large utilization in many markets segments, such as: consumer electronics (TVs, VCRs and audio equipment), computers, telecommunications, automotive electronics and automation devices for banking, commerce and industry.

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

     Our efforts to refine the designs of our products have resulted in such products as the Formations(R) collection, Deco Metal(R), Ligna(R) and ColorCore(R), a solid "color-through" laminate. During the last several years, we introduced solid opaque laminates, granite-like solid surfacing materials and a number of other premium products.

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

     The paper rolls of untreated kraft paper or decorative surface paper are run through treaters where the paper is saturated by dipping it into the liquid resin and floated on air currents through an oven to dry it. As the product emerges from the machines, it is automatically cut and stacked or rewound on a core and moved into work-in-process inventory.

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

Recent Developments

     The following are significant recent developments which have had, or will continue to have, an impact on Formica Corporation:

          o Acquisitions (See Note 2 - "Acquisitions" of the accompanying consolidated financial statements.)

     Management is pursuing opportunities to make acquisitions that complement or expand our decorative surfaces businesses or enable us to enter new, but related markets. We intend to focus on surfacing companies whose products can be manufactured using our extensive global manufacturing capabilities or brands whose products may be sold through our distribution channels or that would benefit from the Formica(R) brand name. The expansion opportunities include domestic and international manufacturers of laminates, solid surfacing, flooring, wood, tile, plastics and related surfacing products, as well as other building products that would benefit from the Formica name and distribution channel. Management is actively evaluating potential acquisition targets and will make acquisitions that fit our acquisition strategy.

     The following are the principal acquisitions we have made since our acquisition by Laminates:

Fountainhead. In March 1999, the Company acquired the Fountainhead(R) brand (the solid surfacing product of International Paper's Decorative Products Division) and its manufacturing facility located in Odenton, Maryland. This acquisition significantly increased our solid surfacing production capability and our sales of solid surfacing products. Fountainhead(R) is marketed in France as Antium(R). This acquisition did not have a material effect on our results of operations or financial condition. The transaction has permitted us to rationalize our product lines and allow for future growth. In 2000, we completed the consolidation of our Surell(R) and Fountainhead(R) brands production into one facility.

Rhinocore. In September 1999, the Company acquired Rhinocore(TM) as an entry into direct imaging computer graphics for HPL. Digital graphic images enable the manufacture of laminates with superior graphics for applications such as signage and photographic images of murals and panels. This transaction did not have a material effect on the results of our operations and financial condition.

STEL. In December 1999, the Company acquired STEL Industries, Inc., (STEL) of Algona, Washington. STEL was the independent supplier of Formica(R) brand flooring, under a long-term exclusive "take-or-pay" supply contract with the Company. This acquisition was funded through the utilization of available credit facilities. As a result of this acquisition, the Company incurred a non-recurring charge of $26.2 million due to the termination of the supply contract. We do not expect any material increase in revenues as most of the production at STEL's facility was on behalf of Formica.

Perstorp Surface Materials. On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM") from Perstorp AB (Sweden) for approximately $177.5 million, including approximately $2.0 million of transaction costs ("PSM Acquisition"). The consideration paid to Perstorp AB was determined through arms-length negotiations between DSH and Perstorp AB.

     On May 26, 2000, Holdings contributed all of the stock of DSH to Formica. DSH was a wholly-owned subsidiary of Holdings (the parent company of Formica) whose sole asset was its investment in PSM. The acquisition was accounted for on an as-if pooling basis because it is a combination of entities under common control.

     PSM is a worldwide producer of decorative and industrial laminates, finished foils, printed paper and other surfacing materials. In addition to bringing a strong European franchise, Formica believes that PSM represents an important strategic opportunity for Formica. Formica believes that there are opportunities in rationalizing manufacturing, purchasing, marketing, selling and administrative functions, which will create a synergistic combination. Formica also believes there are opportunities to improve gross profit margins through raw material sourcing benefits.

     Management believes the acquisitions made since our acquisition by Laminates will accelerate additional growth for the Company and provide the basis for synergies and cost savings. In addition, we also expect to derive certain manufacturing efficiencies at all our operations, which we anticipate will improve our gross margins.

          o Restructuring (See Note 18 - "Restructuring" of the accompanying consolidated financial statements.)

     On March 1, 2000, the Company's management committed to a formal plan to restructure certain operating activities in North America, which reduced total headcount by approximately 200 employees through December 31, 2000. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility was closed and its operations were subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The Company provided a restructuring provision of $6 million. The Company has identified an additional $3 million of charges, indirectly related to the restructuring of the North America operations, of which $1.7 million was incurred in the twelve months ended December 31, 2000. The restructuring plan will be completed by mid-year 2001.

     On June 1, 2000, the Company's management committed to a formal plan to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million. These actions are being taken in conjunction with the integration of the PSM operations. The plan will result in a reduction in headcount of 25 employees (13 employees through December 31, 2000). The restructuring plan includes the closure of a Company warehouse in Europe with subsequent relocation of operations to elsewhere in Europe. In addition, the Company has charged to income an additional $0.5 million of expenses indirectly related to the restructuring of the European distribution operations during the year ended December 31, 2000. Under the current timetable, the Company projects that the restructuring plan will be substantially completed by mid-year 2001.

     As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. Balance sheet reserves for organizational restructuring in the amount of $14.5 million were established as part of purchase accounting in the second quarter. Management has committed to a formal plan to restructure certain operating activities primarily in Europe. The balance sheet reserve was revised through purchase accounting to $12.7 million as a result of the refinement of the assessment of the organization. The organizational restructuring plan, which primarily relates to the European operations, includes the closing of offices and a select curtailment of operations, the optimization of the utilization of assets and a reduction of headcount in excess of 300 employees (approximately 140 employees through

December 31, 2000). In addition, the Company charged to income an additional $0.5 million of PSM restructuring-related expenses which were not included as part of purchase accounting during the year ended December 31, 2000. The restructuring plan is expected to be substantially completed by the end of 2001.

Management.

     In connection with the acquisition of the Company by Laminates, Vincent Langone, our Chief Executive Officer from 1988 to 1994, and David Schneider, our Chief Financial Officer from 1989 to 1994, returned to assume senior management roles at Formica. During their tenure at Formica, they consistently ran the business at significantly lower selling, general and administrative expense spending levels than those incurred from 1995 to 1997. Management continuously monitors and reviews its operations and capital spending levels in an effort to further improve our profitability. In addition, management has re-emphasized our design leadership by evaluating our product line on a global basis, addressing product line weaknesses and coordinating new product launches. Management believes that worldwide specifications, product line rationalization and global product launches are all opportunities for improved profits.

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

Capital Investments

     Management has implemented a capital investment program that it believes will increase capacity, yield substantial manufacturing savings and improve competitiveness. The Company's capital program consisted of expenditures of $23.5 million in 2000 and a planned $24 million in 2001.

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

     Our distribution network includes independent distributor locations worldwide. Many distributors have sub-distributorship and dealer networks. As a result, our brand products are represented in thousands of locations worldwide. The effort of our domestic and international sales and architectural specifications representatives, when combined with the sales force of our distributor network, provide sales and marketing coverage in over 100 countries throughout the world. Our architectural sales force calls directly on architects, designers and specifiers on a full-time basis. Our sales representatives market our products directly to end-users and work with distributors by monitoring distributors' inventories, calling on customers, architects and designers with the distributor's sales representatives and assisting distributors in the development of advertising and promotional campaigns and materials and the introduction of products.

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

     Sales in the commercial market are heavily influenced by the specifications of architects and designers. In addition to our regular sales force, a specification sales force calls exclusively on architects and designers.

     Our order backlog is not significant due to our ability to respond adequately to customer requests for product shipments. Generally, our products are manufactured from raw materials in stock and are delivered to our customers within one to thirty days from receipt of the order, depending on customer delivery specifications.

     We have no significant long-term contracts for the distribution of our products. For the year ended December 31, 2000, no customer or affiliated group of customers accounted for as much as 10% of our consolidated net sales.

Locations (also see Item 2: Properties)

     We manufacture and distribute products on a global basis with twenty manufacturing facilities located in the United States, Canada, Brazil, the United Kingdom, France, Finland, Spain, Germany, Thailand, Taiwan and China, and a 50% interest in a joint venture manufacturing plant in Germany that produces specialized metallic surfaced laminate products. These multiple manufacturing locations around the world enable us to reduce delivery times, freight costs and duties that we would otherwise encounter.

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

     Our North American operations are headquartered in Evendale, Ohio (near Cincinnati), which is also the site of an HPL manufacturing plant. We also manufacture HPL in Rocklin, California (near Sacramento) and St. Jean, Quebec, Canada (near Montreal). Solid surfacing is manufactured in Odenton, Maryland. HPL samples, which are produced in large quantities for marketing purposes, are produced at a facility in Indianapolis, Indiana. Laminate flooring is manufactured in Algona, Washington (near Seattle). Certain products, such as Ligna(R), are manufactured by third parties and sold under our brand name through our distribution system. We have distribution centers in Evendale, Ohio; Rocklin, California; Dallas, Texas; Ft. Lauderdale, Florida; Mt. Bethel, Pennsylvania; Atlanta, Georgia; St. Jean, Quebec, Canada; Vancouver, British Columbia, Canada; San Juan, Puerto Rico and Mexico City, Mexico. In May 2000, the Company closed its' Mt. Bethel, Pennsylvania manufacturing facility, and transferred the manufacturing operations to the Odenton, Maryland facility.

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

     As part of our acquisition of Perstorp Surface Materials, we acquired manufacturing facilities located in Kolho, Finland; Aycliffe and Christchurch, England; Valencia, Spain; Bangkok, Thailand; Sao Bernardo do Campo, Embu Brazil; and Burstadt, Germany.

Competition

     Our products compete around the world with high-pressure decorative laminates, as well as with wood, veneers, marble, granite, solid surfacing, tile, plastics, foils, papers, vinyls, acrylics, paint, wallpaper, wall and floor coverings, low-pressure laminates and other surfacing materials. In recent years, there has been substitution of other products for high-pressure laminate, with substitution of solid surfacing at the high end, and substitution of low-pressure laminates at the low end particularly among North American manufacturers of cabinets, inexpensive furniture and store fixtures. Competition is based principally on breadth of product line, product quality, marketing, technology, price and service. We compete in a number of geographic markets and our success in each of these markets is influenced by those factors. Many of our competitors are owned by larger enterprises and may have greater assets or resources than us. However, we believe that we are one of the largest producers of high-pressure laminate on a worldwide basis. We also believe that we are the largest or second largest producer of high-pressure laminate in various national markets, including the United States, Canada, Brazil, the United Kingdom, France, Finland, Spain, Taiwan, Thailand and China. In many other national markets, we enjoy a smaller but nonetheless significant market position. In the North American high-pressure laminate market, our principal competitor is Wilsonart International, a subsidiary of Illinois Tool Works, Inc. In the solid surfacing market, DuPont is the largest competitor, and Pergo Flooring is largest in the laminate flooring market.

Research and Development

     Technical support to our business is organized on a worldwide basis. The major part of our research program, which involves the development of new applications for existing products, new products and process improvements, is carried out by the research and development departments located in the United States. Technical groups located at each plant also participate in the overall program and work on smaller projects under the direction of our research director. For the year ended December 31, 2000, the Company incurred approximately $2.6 million of research and development expense.

International Operations

     The Company's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, exchange controls, currency restrictions and fluctuations, changes in local economic conditions, unsettled political conditions, local laws concerning repatriation of profits and other factors normally associated with multinational operations. Most of the identifiable assets associated with the Company's foreign operations are located in countries where the Company believes such risks to be minimal.

     Our net sales from international operations to third parties accounted for approximately 45%, 44% and 57% of total net sales of our products for the years ended December 31, 1998, 1999 and 2000, respectively. The increase in sales from international operations in 2000 is primarily the result of the PSM acquisition. We have manufacturing subsidiaries located in the United Kingdom, France, Spain, Finland, Brazil, Canada, Taiwan, Thailand and China and a 50% interest in a German joint venture. Our principal international markets are located in Europe, Asia, Brazil, Canada and Mexico. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 13 of the accompanying consolidated financial statements for information concerning our business by geographic area.

Environmental Matters

     See Note 15-Commitments and Contingencies to the accompanying consolidated financial statements for a discussion of certain environmental matters. There can be no assurances that we will not become involved in future proceedings, litigation or investigations, that such Superfund or other environmental liabilities will not be material or that indemnification pursuant to such indemnification rights will otherwise be available.

Patents, Trademarks and Licenses

     We own patents and possess proprietary information relating to our products and processes. We believe that the loss of any of our patents would not have a material adverse effect on our business.

     Trademarks are important to our business and licensing activities. We have a vigorous program of trademark enforcement to prevent the unauthorized use of our trademarks, to strengthen the value of our trademarks and to improve our image and customer goodwill. We believe that the Formica(R) trademark and the [Anvil F] mark are our most significant trademarks. In addition to registration in the United States, those trademarks are registered in over 100 countries. We have granted a perpetual, royalty-free license to the Formica(R) tradename or trademark to CSR Limited in Australia and New Zealand and to laminate producers in India, South Africa and much of South America. The ColorCore(R), Surell(R) , Fountainhead(R) and Soliq(R) trademarks are registered in the United States and several other countries. The STEL(R) trademark is registered in the United States. Additionally, we have numerous other registered trademarks, trade names and logos, both in the United States and abroad. We believe that our material trademarks are well protected in all of the major markets in which we do business. However, effective trademark protection may not be available in every country in which our products are available.

     Historically, we have had a selective copyright portfolio of patterns and designs. Other designs used in our laminates were owned by the decorative paper manufacturer. In more recent years, we have increasingly created our own proprietary designs, many of which are protected by copyright.

     We believe that numerous opportunities exist to license our internationally recognized Formica trademark and the [Anvil F] mark and our proprietary technology and know-how. We have existing licensing arrangements for our trademarks and, in some cases, our proprietary technology, with manufacturers of adhesives and household cleaning products.

Employees

     As of December 31, 2000, we had approximately 5,400 employees. In the United States, approximately 1,200 of our employees are covered by collective bargaining agreements that expire in the years 2002, 2003 and 2005. Of the approximately 3,700 employees in our international operations, a majority are represented by a variety of local unions. We consider our employee relations to be satisfactory.

Item 2. Properties (also see Item 1. Locations)

     The location and general description of the principal properties owned or leased by us (or by our German joint venture) are set forth in the table below:

           Location                             Principal Function                            Square Feet
           --------                             ------------------                            -----------
Warren, New Jersey              World-wide Headquarters                                        15,000 Leased
Atlanta, Georgia                Distribution Center                                           100,000 Leased
Dallas, Texas                   Distribution Center                                            82,000 Leased
Evendale, Ohio                  Manufacturing Plant and Subsidiary Headquarters              1,000,000 Owned
Ft. Lauderdale, Florida         Distribution Center                                            64,000 Leased
Indianapolis, Indiana           Samples Facility                                               54,000 Leased
Mt. Bethel, Pennsylvania        Distribution Center                                            100,000 Owned
Odenton, Maryland               Manufacturing Plant                                            362,500 Owned
Rocklin, California             Manufacturing Plant                                            350,000 Owned
Algona, Washington              Manufacturing Plant                                           106,000 Leased
St. Jean, Quebec, Canada        Manufacturing Plant                                            360,000 Owned
Sao Bernardo do Campo, Brazil   Manufacturing Plant                                            281,000 Owned
Embu, Brazil                    Manufacturing Plant                                            44,100 Leased
Mexico City, Mexico             Distribution Center                                            38,000 Leased
Shanghai, China                 Manufacturing Plant                                           340,000 Owned
North Shields, England          Manufacturing Plant and Subsidiary Headquarters                560,000 Owned
Aycliffe, England               Manufacturing Plant                                            291,600 Owned
Christchurch, England           Manufacturing Plant                                            89,300 Leased
LaPlaine, France                Manufacturing Plant                                             21,000 Owned
Lognes, France                  Subsidiary Headquarters                                        69,000 Leased
Quillan, France                 Manufacturing Plant                                            240,000 Owned
St. Avold, France               Distribution Center                                           107,600 Leased
Herzberg Am Harz, Germany       Manufacturing Plant and Joint Venture Headquarters            110,000 Leased
Burstadt, Germany               Manufacturing Plant                                            161,400 Owned
Bilbao, Spain                   Manufacturing Plant and Subsidiary Headquarters                360,000 Owned
Valencia, Spain                 Manufacturing Plant                                            199,100 Owned
Kolho, Finland                  Manufacturing Plant                                            121,600 Owned
Perstorp, Sweden                Distribution Center                                            86,100 Leased
Bangkok, Thailand               Manufacturing Plant                                             80,700 Owned
Hsinfeng, Taiwan                Manufacturing Plant                                            150,000 Owned
Taipei, Taiwan                  Subsidiary Headquarters                                        15,000 Leased

     We believe that our properties are suitable and adequate for ourpresent needs. We also believe that we have sufficient manufacturing and distribution capacity for our present and foreseeable needs. Pursuant to the new credit facility, the Rocklin, California, Evendale, Ohio and Odenton, Maryland facilities are subject to liens as security for the obligations of the Company and its subsidiaries thereunder. One of the Mt. Bethel, Pennsylvania properties is subject to a lien related to an installment sale arrangement for the facility with a local industrial development authority and the Hsingfeng, Taiwan facility is subject to a lien pursuant to a credit agreement in Taiwan.

     In May 2000, the Company closed its Mt. Bethel, Pennsylvania manufacturing facility, and transferred the manufacturing operations to the Odenton, Maryland facility.

     The leases for our leased properties will expire from 2001 through 2009, and the German joint venture has an annual lease that expires each December 31, unless renewed. We are confident that we will be able to negotiate renewals of our current leases with reasonable terms.

Item 3. Legal Proceedings

Litigation

     See Note 15 - Commitments and Contingencies to the accompanying consolidated financial statements for a discussion of certain litigation. Other than as described in such note and as described under "Item 1 - Environmental Matters," there are no legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business, which are otherwise material to our business or financial condition.

     On April 5, 1999, the Company received a subpoena covering the period from January 1, 1994 until April 1, 1999 from a federal grand jury in connection with an investigation into possible antitrust violations in the United States market for high-pressure laminate. The Company has produced documents and provided other information in response to the subpoena, and a number of present or former Formica employees have appeared for testimony before the grand jury or have been interviewed by the staff of the Antitrust Division of the U.S. Department of Justice in connection with the investigation. The Company intends to continue its cooperation with the investigation. The Company is unable to determine at this time if this matter will have any effect on its financial position, results of operations or cash flows.

     Manufacturers of high-pressure laminate ("HPL"), including Formica Corporation, have been named as defendants in purported class action complaints filed in federal and certain state courts. The complaints, which all make similar allegations, allege that HPL manufacturers in the United States engaged in a contract, combination or conspiracy in restraint of trade in violation of state and federal antitrust laws and seek damages of an unspecified amount. The actions remain in their early stages. Formica Corporation intends to defend vigorously against the allegations of the complaints.

Item 4. Submission of Matters to a Vote of Security Holders

     During the fourth quarter of 2000, there were no matters submitted to a vote of security holders.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     None

Item 6. Selected Financial Data

     Historical Consolidated Financial Information:

     The following table includes historical consolidated financial data for
Formica:

     o after our acquisition by BTR for the years ended December 31, 1996 and 1997 and the four-month period ended April 30, 1998

     o after our acquisition by Laminates for the years ended December 31, 2000 and 1999 and the eight-months ended December 31, 1998.

     The historical financial data for BTR-owned Formica for the years ended December 31, 1996 and 1997 and the four-months ended April 30, 1998 have been derived from the audited consolidated financial statements of BTR-owned Formica. The historical financial data for the eight-months ended December 31, 1998 and the years ended December 31, 2000 and 1999 have been derived from our audited consolidated financial statements. The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the accompanying consolidated financial statements and notes thereto.


                                                                                    Four
                                                                      Eight        Months
                                        Year Ended    Year Ended   Months Ended     Ended           Years Ended
                                         December      December      December       April          December 31,
                                            31,          31,           31,           30,      ---------------------
(Dollars in millions)                      2000          1999          1998         1998        1997         1996
                                        -----------   ----------   ------------   ---------   --------     --------
Statement of Operational Data
  Net sales (5).......................  $    773.7    $    606.6    $    384.6    $   184.8   $  553.6     $  543.1
  Cost of products sold (5)...........       566.8         440.2         279.4        137.6      370.3        369.8
  Inventory Markdown (6)..............         2.2            --            --           --         --           --
                                        ----------    ----------    ----------    ---------   --------     --------
  Gross profit........................       204.7         166.4         105.2         47.2      183.3        173.3
  Selling, general &
    Administrative expenses...........       199.7         148.0         100.5         60.9      202.2        186.7
  Provision for Restructuring (6).....         8.0            --            --           --         --           --
  Cost of Terminated Acquisitions (7).         0.4           0.8           3.0           --         --           --
  Cost to Terminate Supply
    Contract (8)......................          --          26.2            --           --         --           --
  Goodwill impairment charge (1)......          --            --            --           --      484.4           --
                                        ----------    ----------    ----------    ---------   --------     --------
  (Loss) income from operations.......        (3.4)         (8.6)          1.7        (13.7)    (503.3)       (13.4)
  Interest expense (2)................       (50.8)        (37.4)        (25.7)        (1.7)      (3.1)       (10.6)
  Other income........................         7.6           2.5           4.5          0.8        1.8          1.1
                                        ----------    ----------    ----------    ---------   --------     --------
  Loss before taxes...................       (46.6)        (43.5)        (19.5)       (14.6)    (504.6)       (22.9)
  Income tax benefit (provision).......        9.1          11.4          (2.8)          --       (0.2)        (5.0)
                                        ----------    ----------    ----------    ---------   --------     --------
  Net loss............................. $    (37.5)   $    (32.1)   $    (22.3)   $   (14.6)  $ (504.8)    $  (27.9)
                                        ==========    ==========    ==========    =========   ========     ========
Other Data:
  EBITDA:
   Net loss............................ $    (37.5)   $    (32.1)   $    (22.3)   $   (14.6)  $ (504.8)    $  (27.9)
   Interest expense....................       50.8          37.4          25.7          1.7        3.1         10.6
   Income tax (benefit) provision......       (9.1)        (11.4)          2.8           --        0.2          5.0
   Depreciation and Amortization.......       57.8          42.9          29.3         11.1       55.7         52.1
   Goodwill impairment charge..........         --            --            --           --      484.4           --
   Cost to Terminate Supply Contract...         --          26.2            --           --         --           --
                                        ----------    ----------    ----------    ---------   --------     --------
     EBITDA (3)........................ $     62.0    $     63.0    $     35.5    $    (1.8)  $   38.6     $   39.8
   Charges (4).........................       16.7           0.8          10.8          5.7         --           --
                                        ----------    ----------    ----------    ---------   --------     --------
     Adjusted EBITDA (3)............... $     78.7    $     63.8    $     46.3    $     3.9   $   38.6     $   39.8
     Adjusted EBITDA Margin............       10.2%         10.5%         12.0%         2.1%       7.0%         7.3%
   Net cash provided by (used in):.....
     Operating Activities.............. $     37.3    $      0.2    $     26.7    $   (11.7)  $    5.7     $    1.5
     Investing Activities..............     (201.0)        (89.3)        (35.5)        (8.3)     (46.5)       (44.5)
     Financing Activities..............      159.8          66.2          33.0         (0.1)      47.1         56.5
  Depreciation and Amortization........       57.8          42.9          29.3         11.1       55.7         52.1
  Capital Expenditures.................       23.5          25.9          35.5          8.3       46.5         44.5

Balance Sheet Data:
  Cash Equivalents..................... $      3.4    $      7.8    $     31.6    $     6.9   $   27.2     $   26.3
  Working capital......................      153.5         124.7         118.9         48.8       66.6         64.3
  Total assets.........................      879.4         726.6         701.2        612.0      647.7      1,136.8
  Total debt...........................      470.6         391.1         317.7         83.9       44.8         42.2
  Total liabilities....................      788.1         649.3         581.4        280.8      304.3        266.1
  Total stockholders' equity........... $     91.3    $     77.3    $    119.8    $   331.2   $  343.4     $  870.7

(1) During 1997, the Company recorded a goodwill impairment charge of $484.4 million which was determined utilizing the fair value of our assets considering, among other things, the purchase price for the sale of Formica. The impairment charge did not result in the reduction of property, plant and equipment.

(2)  Interest expense is not net of interest income.

(3) "EBITDA" is defined as income before extraordinary items and change in accounting principles plus interest expense (not net of interest income), income tax expense, depreciation and amortization expenses, goodwill impairment charge, and the cost of terminated contract. EBITDA is a key financial measure but should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles). "Adjusted EBITDA" for the years ended December 31, 2000 and 1999 represents EBITDA excluding charges of $16.7 million ($10.2 million for the costs of restructuring, $6.1 million for acquisition related costs (primarily merger integration costs and PSM asset write-offs) and $0.4 million for the cost of terminated acquisition) and $0.8 million for the cost of terminated acquisitions, respectively. "Adjusted EBITDA" for the eight-months ended December 31, 1998 and the four-months ended April 30, 1998 represents EBITDA excluding $10.8 million and $5.7 million of the 1998 Charges (See (4) below for 1998 Charges) , respectively. The Company believes that EBITDA and Adjusted EBITDA are useful supplements to net loss and other consolidated income statement data in understanding cash flows generated from operations that are available for taxes, debt service and capital expenditures. Adjusted EBITDA is presented to assist in comparing normalized EBITDA between periods. However, our method of computation may or may not be comparable to other similarly titled measures of other companies.

(4) Includes charges in 2000 of $10.2 million for the costs of restructuring, $6.1 million for acquisition related costs (primarily merger integration costs and PSM asset write-offs) and $0.4 million for the cost of terminated acquisition and 1999 charges of $0.8 million for the cost of terminated acquisitions. Also, includes 1998 Charges of $5.7 million and $10.8 million of non-cash charges reflecting adjustment of (1) reserves for inventory obsolescence, doubtful accounts and customer incentive rebate programs and (2) accruals for customs, property tax expenses and other items and cost of terminated acquisition. See Notes 12 and 14 to the accompanying consolidated financial statements.

(5) Data has been reclassified in accordance with the Emerging Issues Task Force Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." For the years ended December 31, 2000, 1999, the eight-months ended December 31, 1998, the four-months ended April 30, 1998 and the years ended December 31, 1997 and 1996, $26.0 million, $21.4 million, $13.2 million, $6.5 million, $20.2 million and $21.5 million, respectively, have been reclassed from net sales to cost of products sold for the cost of shipping and handling. The impact of these reclassifications did not have any effect on operating income/(loss), EBITDA, or net loss.

(6) During 2000, the Company recorded a restructuring charge of $10.2 million including a $2.2 million charge for the markdown of inventory as a result of the elimination of product lines from the restructuring of its North America operations. See Note 18 to the accompanying consolidated financial statements.

(7) Includes charges of $0.4 million, $0.8 million, and $3.0 million, for the years ended December 31, 2000, December 31, 1999 and the eight months ended December 31, 1998, respectively, in connection with proposed acquisitions of decorative products businesses. The Company has abandoned these proposed transactions. See Note 12 to the accompanying consolidated financial statements.

(8) The Company acquired its exclusive supplier of laminate flooring. The excess of the purchase price over the net tangible and intangible assets of the supplier totaling $26.2 million was charged to expense as the cost to terminate the supply contract.

     Unaudited Quarterly Consolidated Financial Information:

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                 1st          2nd          3rd          4th         Full
Year ended December 31, 2000                   Quarter      Quarter      Quarter      Quarter       Year
                                              ---------    ---------    ---------    ---------    --------
                                                                  (dollars in millions)
  Net sales (4).............................. $   146.3    $   221.1    $   205.8    $   200.5    $  773.7
  Cost of products sold (4)..................     106.7        163.6        154.4        142.1       566.8
  Inventory Markdown (5).....................       1.9           --           --          0.3         2.2
                                              ---------    ---------    ---------    ---------    --------
  Gross profit...............................      37.7         57.5         51.4         58.1       204.7
  Selling, general & administrative..........      39.7         56.3         46.7         57.0       199.7
  Provision for Restructuring (5)............       4.1          3.1          0.4          0.4         8.0
  Cost of Terminated Acquisitions (2)........       0.4           --           --          --          0.4
                                              ---------    ---------    ---------    ---------    --------
  Income (loss) from operations..............      (6.5)        (1.9)         4.3          0.7        (3.4)
  Interest expense (1).......................     (10.0)       (12.1)       (14.4)       (14.3)      (50.8)
  Other income...............................       0.6          1.7          1.6          3.7         7.6
                                              ---------    ---------    ---------    ---------    --------
  Loss before taxes..........................     (15.9)       (12.3)        (8.5)        (9.9)      (46.6)
  Income tax (provision) benefit ............      (0.9)        (2.0)        (0.9)        12.9         9.1
                                              ---------    ---------    ---------    ---------    --------
  Net (loss) income ......................... $   (16.8)   $   (14.3)   $    (9.4)   $     3.0    $  (37.5)
                                              =========    =========    =========    =========    ========

                                                 1st          2nd          3rd          4th         Full
Year ended December 31, 1999                   Quarter      Quarter      Quarter      Quarter       Year
                                              ---------    ---------    ---------    ---------    --------
                                                                  (dollars in millions)
  Net sales (4).............................. $   144.1    $   161.1    $   150.4    $   151.0    $  606.6
  Cost of products sold (4)..................     103.6        116.9        109.0        110.7       440.2
                                              ---------    ---------    ---------    ---------    --------
  Gross profit...............................      40.5         44.2         41.4         40.3       166.4
  Selling, general & administrative..........      39.9         38.6         36.1         33.4       148.0
  Cost of Terminated Acquisitions (2)........        --           --          0.4          0.4         0.8
  Cost to Terminate Supply Contract (3)......        --           --           --         26.2        26.2
                                              ---------    ---------    ---------    ---------    --------
  Income (loss) from operations..............       0.6          5.6          4.9        (19.7)       (8.6)
  Interest expense (1).......................     (10.4)        (8.6)        (9.5)        (8.9)      (37.4)
  Other income...............................       1.5          0.1          0.8          0.1         2.5
                                              ---------    ---------    ---------    ---------    --------
  Loss before taxes..........................      (8.3)        (2.9)        (3.8)       (28.5)      (43.5)
  Income tax (provision) benefit (3).........      (1.2)        (0.7)        (0.1)        13.4        11.4
                                              ---------    ---------    ---------    ---------    --------
  Net loss................................... $    (9.5)   $    (3.6)   $    (3.9)   $   (15.1)   $  (32.1)
                                              =========    =========    =========    =========    ========


(1)  Interest expense is not net of interest income.

(2) The Company recorded charges of $0.4 million, $0.4 million, and $0.4 million, for the quarters ended March 31, 2000, December 31, 1999 and September 30, 1999, respectively, in connection with proposed acquisitions of decorative products businesses. The Company has abandoned these proposed transactions. See Note 12 to the accompanying consolidated financial statements.

(3) During the quarter ended December 31, 1999, the Company acquired its exclusive supplier of laminate flooring. Prior to the acquisition, Formica was obligated under a contract with the supplier to purchase minimum quantities of laminate flooring at stipulated prices. The excess of the purchase price over the net tangible and intangible assets of the supplier totaling $26.2 million was charged to expense as the cost to terminate the supply contract. The income tax benefit for the quarter ended December 31, 1999 primarily results from the deductible cost to terminate the supply contract. See Note 2 to the accompanying consolidated financial statements.

(4) Data has been reclassified in accordance with the Emerging Issues Task Force Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." For the quarters ending March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000, $5.2 million, $6.9 million, $6.6 million and $7.3 million, respectively, have been reclassed from net sales to cost of products sold for the cost of shipping and handling. For the quarters ending March 31, 1999, June 30, 1999, September 30, 1999 and December 31,1999, $4.9 million, $5.7 million, $5.3 million and $5.5 million, respectively, have been reclassed from net sales to cost of products sold for the cost of shipping and handling. The impact of these reclassifications did not have any effect on operating income/(loss), EBITDA, or net loss.

(5) Includes restructuring charges of $6.0 million (including 1.9 million markdown of inventory), $3.1 million, $0.4 million and $0.7 million (including $0.3 million markdown of inventory), for the quarters ending March 31, 2000, June 30, 2000, September 30, 2000 and December 31, 2000,
     respectively. See Note 18 to the accompanying consolidated financial statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is engaged in the design, manufacture and distribution of decorative surfacing products. Formica was founded in 1913 and created the world's first decorative laminate in 1927. In May 1985, a group led by management and Shearson Lehman purchased Formica from American Cyanamid Company. In 1989, Formica was sold to FM Acquisition Corporation in a buyout led by Dillon, Read & Company. In January 1995, BTR Nylex Ltd., an Australian company and a subsidiary of BTR plc, acquired Formica. In May 1998, Laminates Acquisition Co. ("Laminates") acquired Formica.

Results of Operations

     The Company's net loss in 2000 was $37.5 million compared to a net loss of $32.1 million in 1999. Adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) was $78.7 million in 2000 compared to $63.8 million in 1999, an increase of $ 14.9 million or 23.4%. Adjusted EBITDA for the years ended December 31, 2000 and 1999 represents EBITDA (as defined as income before extraordinary items and change in accounting principles plus interest expense (not net of interest income), income tax expense, depreciation and amortization expenses, goodwill impairment charge, and the cost of terminated contract) excluding charges of $16.7 million ($10.2 million for the costs of restructuring, $6.1 million of acquisition related costs (primarily merger integration costs and PSM asset write-offs) and $0.4 million for the cost of a terminated acquisition) and $0.8 million for the cost of terminated acquisitions, respectively.

     On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM"), a worldwide producer of decorative and industrial laminates, finished foils, printed paper and other surfacing materials from Perstorp AB (Sweden) for approximately $177.5 million including approximately $2.0 million of transaction costs (PSM Acquisition). On May 26, 2000, Holdings contributed all of the stock of DSH to Formica. DSH was a wholly-owned subsidiary of Holdings (the parent company of Formica) whose sole asset was its investment in PSM. The acquisition was accounted for on an as-if pooling basis because it is a combination of entities under common control. The purchase price approximated the fair value of the net assets acquired. Accordingly, Formica's results of operations in 2000 reflect the acquisition and related purchase accounting by DSH on March 31, 2000 for all periods beginning April 1, 2000.

     The Company announced several restructuring initiatives in 2000, which impacted our costs but are expected to help the Company achieve cost savings and synergies in the future.

     On March 1, 2000, the Company's management committed to a formal plan to restructure certain operating activities in North America, which reduced total headcount by approximately 200 employees through December 31, 2000. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility was closed and its operations were subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The Company provided a restructuring provision of $6 million. The Company has identified an additional $3 million of charges, indirectly related to the restructuring of the North America operations, of which $1.7 million was incurred in the twelve months ended December 31, 2000. The restructuring plan will be completed by mid-year 2001.

     On June 1, 2000, the Company's management committed to a formal plan to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million. These actions are being taken in conjunction with the integration of the PSM operations. The plan will result in a reduction in headcount of 25 employees (13 employees through December 31, 2000). The restructuring plan includes the closure of a Company warehouse in Europe with subsequent relocation of operations to elsewhere in Europe. In addition, the Company has charged to income an additional $0.5 million of expenses indirectly related to the restructuring of the European distribution operations during the year ended December 31, 2000. Under the current timetable, the Company projects that the restructuring plan will be substantially completed by mid-year 2001.

     As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. Balance sheet reserves for organizational restructuring in the amount of $14.5 million were established as part of purchase accounting in the second quarter. Management has committed to a formal plan to restructure certain operating activities primarily in Europe. The balance sheet reserve was revised through purchase accounting to $12.7 million as a result of the refinement of the assessment of the organization. The organizational restructuring plan, which primarily relates to the European operations, includes the closing of offices and a select curtailment of operations, the optimization of the utilization of assets and a reduction of headcount in excess of 300 employees (approximately 140 employees through December 31, 2000). In addition, the Company charged to income an additional $0.5 million of PSM restructuring-related expenses which were not included as part of purchase accounting during the year ended December 31, 2000. The restructuring plan is expected to be substantially completed by the end of 2001.

     Management has estimated approximately $18 million in annualized salary and benefit cost savings from the PSM restructuring program, of which approximately $2 million was realized during the year ended December 31, 2000. In addition, other cost reductions underway in Europe, include facility consolidation reductions, purchasing synergies, and manufacturing process efficiencies primarily from the integration of PSM operations, which will generate another $4 million in annualized savings.

2000 Compared to 1999

     Net Sales. Net sales for 2000 were $773.7 million, compared to net sales of $606.6 million for 1999, an increase of $167.1 million, or 27.5%. The acquisition of PSM accounted for $185.1 million of the increase, which was partially offset primarily by the impact of unfavorable foreign exchange. Net sales in the Americas increased to $428.3 million from $389.9 million in 1999, an increase of $38.4 million or 9.8%. This increase is the result of the acquisition of PSM, which was offset primarily by lower HPL and flooring volume in North America due to the slowing economy. Net sales in Asia increased to $90.7 million in 2000 from $71.1 million in 1999, an increase of $19.6 million, or 27.6%, resulting primarily from the addition of the PSM business, as well as increased volume. Net sales in Europe increased $109.1 million to $254.7 million in 2000 from $145.6 million in 1999. The acquisition of PSM accounted for the increase, which was offset primarily by the impact of unfavorable foreign exchange.

     Gross Profit. Gross profit for 2000 was $204.7 million, compared to gross profit of $166.4 million for 1999, an increase of $38.3 million, or 23.0%. Gross profit as a percentage of net sales in 2000 decreased to 26.5% from 27.4% in 1999. The 2000 period includes $2.2 million related to the markdown in inventory from the restructuring of the North America operations. Excluding the restructuring charge, gross profit increased $40.5 million in 2000, or as a percentage of sales to 26.7%.

     Gross profit in the Americas increased to $106.8 million in 2000 from $102.6 million in 1999. The $4.2 million increase primarily resulted from the $8.6 million contribution from PSM, offset by the $2.2 million markdown in inventory from the restructuring of the North America operations, and increased raw material and energy costs. As a percentage of net sales, gross profit for the Americas decreased to 24.9% in 2000 from 26.3% in 1999. Gross profit in Europe and Asia increased $34.1 million to $97.9 million in 2000 from $63.8 million in 1999, or 53.4%, of which PSM contributed $39.0 million. The effects of foreign exchange translation, competitive pricing pressures and higher raw material costs negatively impacted gross profit margins compared to last year. As a percentage of net sales, gross profit in Europe and Asia decreased to 28.3% in 2000 from 29.4% in 1999.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2000 were $199.7 million compared to $148.0 million for 1999, an increase of $51.7 million. Selling, general and administrative expenses, as a percent of net sales, were 25.8% in the 2000 period compared to 24.4% in the 1999 period. Selling, general and administrative expenses excluding PSM were $160.2 million for 2000 compared to $148.0 million in 1999. Excluding the $6.1 million of acquisition related costs (primarily merger integration costs and PSM asset write-offs), selling, general and administrative expenses were $154.1 million in the 2000 period compared to $148.0 million in 1999. The increase was primarily related to general economic cost increases, and increased warehousing and distribution costs, sales and sales support expenditures, and information technology costs.

     Restructuring Charges. (See Note 18 to the Consolidated Financial Statements) The Company recorded a restructuring provision of $6 million (includes an inventory markdown shown separately on the income statement), relating to North America operations. The Company also incurred an additional $1.7 million of indirectly related restructuring charges for the North America operations which was not included in the provision during the year.

The Company recorded a restructuring provision of $1.5 million relating to its European operations. The Company incurred an additional $0.5 million of indirectly related restructuring charges for the European operations during the year ended December 31, 2000 which was not included in the provision.

Due to the acquisition of PSM, balance sheet reserves for organizational restructuring in the amount of $12.7 million were established as part of purchase accounting. The Company charged to income an additional $0.5 million of PSM restructuring-related expenses which were not included as part of purchase accounting during the year ended December 31, 2000.

     Cost of Terminated Acquisitions. For the years ended December 31, 2000 and 1999, the Company incurred $0.4 million and $0.8 million of charges relating to expenses from the costs of terminated acquisitions, primarily for legal and other professional fees.

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

     Operating Loss. The operating loss for 2000 was $3.4 million compared to an operating loss of $8.6 million for 1999. The 2000 period includes restructuring charges of $10.2 million, acquisition related costs (primarily merger integration costs and PSM asset write-offs) of $6.1 million and the cost of a terminated acquisition of $0.4 million. The 1999 period included a charge of $26.2 million for the cost of the terminated supply contract resulting from the purchase of STEL and $0.8 million of costs for terminated acquisitions. After taking into account the 2000 and 1999 charges, operating income was $13.3 million in 2000 compared to operating income of $18.4 million in 1999, for the reasons stated above.

     Adjusted EBITDA. After taking into account the 2000 period restructuring costs, acquisition related costs (primarily merger integration costs and PSM asset write-offs) and the cost of a terminated acquisition, and the 1999 period costs from the terminated supply contract and the costs of terminated acquisitions (described above), EBITDA, as adjusted, was $78.7 million in 2000 compared to $63.8 million in 1999, an increase of $14.9 million or 23.4%.

     Interest Expense. Interest expense increased $13.4 million to $50.8 million in 2000 from $37.4 million for 1999. The increase in interest expense is due to the additional debt incurred in 2000 for the acquisition of PSM and additional debt incurred in the latter part of 1999.

     Income Taxes. Income tax benefit was $9.1 million in 2000 compared to $11.4 million in 1999. In 2000, the Company realized an income tax benefit primarily resulting from U.S. net operating losses partially offset by increased income taxes in certain foreign countries.

     Net Loss. Net loss was $37.5 million in 2000 compared to a net loss of $32.1 million in 1999, due to the reasons described above.

1999 Compared to 1998

     Net Sales. Net sales for 1999 were $606.6 million, compared to net sales of $569.4 million for 1998, an increase of $37.2 million, or 6.5%. Net sales in North America increased to $389.9 million in 1999 from $360.4 million in 1998, an increase of $29.5 million, or 8.2%. This increase is primarily due to additional volume contributed by the flooring product line and the addition of the Fountainhead business. Net sales in Asia increased to $71.1 million in 1999 from $63.2 million in 1998, an increase of $7.9 million, or 12.5%, resulting primarily from a stronger Asian economy as well as improved volume. Net sales in Europe decreased $0.2 million to $145.6 million in 1999 from $145.8 million in 1998.

     Gross Profit. Gross profit for 1999 was $166.4 million, compared to gross profit of $152.4 million for 1998, an increase of $14.0 million, or 9.2%. Gross profit as a percentage of net sales in 1999 increased to 27.4% from 26.8% in 1998. Adjusted for the 1998 charges, amounting to $5.7 million, described below, gross profit increased $8.3 million, or 5.2%. Gross profit, as a percentage of net sales, excluding the 1998 nonrecurring charges, was 27.8% in 1998 compared to 27.4% in 1999.

     Gross profit in North America increased to $102.6 million in 1999 from $95.9 million in 1998, or 7.0%. Gross profit as a percentage of net sales for North America, excluding the 1998 Charges amounting to $3.5 million, decreased to 26.3% in 1999 from 27.6% in 1998, principally as a result of increased raw material prices and competitive pricing pressures. Gross profit in Europe and Asia increased to $63.8 million in 1999 from $56.5 million in 1998, or 12.9%. After adjusting for 1998 Charges amounting to $2.2 million, gross profit, as a percentage of net sales, in Europe and Asia, increased to 29.4% in 1999 from 28.1% in 1998. This increase is primarily due to favorable material prices and efficiency savings within Asia.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for 1999 were $148.0 million compared to $161.4 million for 1998, a decrease of 8.3%. Selling, general and administrative expenses as a percentage of net sales decreased to 24.4% in 1999 from 28.3 % in 1998. The decrease in selling, general and administrative expenses was primarily due to lower advertising and sales promotion expense and lower compensation expense due to restructuring efforts, partially offset by an increase in goodwill amortization of $2.6 million due to the acquisition from BTR. Selling, general and administrative expenses, adjusted for the 1998 Charges amounting to $7.8 million, were $153.6 million in 1998 compared to $148.0 million in 1999, a decrease of 3.6%.

     Cost of Terminated Acquisitions. For the years ended December 31, 1999 and 1998, the Company incurred $0.8 million and $3.0 million of charges relating to expenses from the costs of terminated acquisitions, primarily for legal and other professional fees.

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

     Operating Loss. The operating loss for 1999 was $8.6 million compared to an operating loss of $12.0 million for 1998. The 1999 period included a charge of $26.2 million, the result of the cost of the terminated supply contract resulting from the purchase of STEL and $0.8 million of costs for terminated acquisitions. The 1998 period included the 1998 Charges of $13.5 million relating to changes in accounting estimates and $3.0 million of charges relating to expenses from the costs of terminated acquisitions. After taking into account the 1999 and 1998 charges, operating income increased to $18.4 million in 1999 compared to $4.5 million in 1998, for the reasons stated above.

     Adjusted EBITDA. After taking into account the 1999 period costs from the terminated supply contract and the costs of terminated acquisitions, and the 1998 period charges relating to changes in accounting estimates and the costs of terminated acquisitions (described above), EBITDA, as adjusted, was $63.8 million in 1999 compared to $50.2 million in 1998, an increase of $ 13.6 million or 27.1%.

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

     Net Loss. Net loss was $32.1 million in 1999 compared to $36.9 million in 1998 due to the reasons described above.

     Changes in Accounting Estimates. During the four- and eight-month periods ended April 30 and December 31, 1998, Formica made various changes in accounting estimates totaling $5.7 million and $7.8 million, respectively, due to new management plans with respect to asset carrying and disposition policies and new information becoming available regarding customers, products and competitive conditions in certain markets. There were no significant changes in accounting estimates in 1999 and 2000. These changes in accounting estimates resulted in charges that impacted Formica's results of operations as follows:

     o Customer Incentive Rebate Program. Due to competitive pressures in certain markets, many Formica distributors set their resale prices for Formica products in order to meet prices offered by distributors for competing manufacturers. In order to provide incentives to distributors to compete vigorously even when competitive prices would significantly reduce distributor margins, Formica offers percentage rebates to distributors on specified products based on their actual resale prices to end customers, within pre-established parameters. During the period that Formica was owned by BTR, the reserve for customer incentive rebates was estimated based upon distributor sales to the end customer. Based on analyses performed at that time, the reserve balance was determined by providing for approximately one month of the average monthly amount of rebates based on estimates of distributor sales in inventory.

          Based on an analysis of inventories of Formica products held by certain independent distributors that was performed in connection with the acquisition, the Company estimated that distributors hold, on average, approximately two months of sales in inventory. Accordingly, in the preparation of the April 30, 1998 financial statements, the Company recorded a change in accounting estimates to reserve an additional $2.7 million for customer incentive rebate programs.

     o Accounts Receivable Reserve. A long-standing distributor of Formica has experienced liquidity problems since the early 1990's, is in a negative equity position and has received "going concern opinions" from its auditors. The Company carried a large receivable balance from this distributor for several years and have also converted approximately $4.0 million of the receivable balance into an 8-year interest bearing promissory note. Over the last 5 years, the distributor has been unable to pay down the trade receivable and note balances, which in the aggregate, have fluctuated between $4.5 million to $5.5 million during this period. The aggregate balance was $4.6 million at April 30, 1998. Accordingly, the Company believed additional reserves of $1.4 million were necessary as of the April 30, 1998 balance sheet date to provide for potential losses due to uncollectibility of the outstanding receivable and note balances for this distributor.

          During the period that Formica was owned by BTR, Formica's parent provided lender guarantees that enabled certain distributors to obtain more favorable credit terms from banks than were otherwise obtainable. The Company has discontinued this guarantee program subsequent to April 30, 1998 and determined that it would be prudent to increase the reserve levels for four of our weaker distributors in the event that the change in policy with respect to the guarantees results in liquidity problems for the distributors. Accordingly, the Company recorded a change in accounting estimates to increase its provision for doubtful accounts by $2.4 million as of December 31, 1998.

     o Inventory Obsolescence Reserve. The inventory reserve reflects our new policies and plans with respect to the frequency of new product introductions and our desire to sell or dispose of inactive products on a more timely basis. Accordingly, the Company recorded a change in accounting estimates to increase its inventory obsolescence reserve by $5.4 million as of December 31, 1998.

     o Accruals for Some Exposures. Based upon changes in facts and circumstances in 1998, accruals of $1.6 million were recorded as a change in accounting estimates in the preparation of our April 30, 1998 financial statements. The change in accounting estimates included accruals for property taxes ($500,000), customs ($600,000), employee relocation costs ($345,000) and vacation reserves ($216,000).

Liquidity and Capital Resources

     Formica's principal sources of liquidity are cash flows from operations, borrowings under the Credit Facility (Second Amended and Restated Credit Agreement dated May 26, 2000) and local credit facilities obtained by some of Formica's foreign subsidiaries. Formica's principal uses of cash will be debt service requirements to service the acquisition-related debt described below, capital expenditures and future acquisitions.

     As of December 31, 2000, Formica had $470.6 million of indebtedness outstanding compared to $391.1 million as of December 31, 1999. Formica's significant debt service obligations could, under certain circumstances, have material consequences to security holders.

     Working capital was $153.5 million at December 31, 2000 compared to $124.7 million at December 31, 1999. The increase was primarily the result of the acquisition of PSM offset by reductions in working capital. Management believes that Formica will continue to require working capital levels consistent with past experience and that current levels of working capital, together with borrowing capacity available under the Credit Facility and the continued effort by management to manage working capital, will be sufficient to meet expected liquidity needs in the near term.

     In connection with the Acquisition in 1998 (See Note 2), Formica's parent raised approximately $137.1 million through the issuance of common and preferred stock to the DLJMB Funds, the institutional investors and Messrs. Langone and Schneider. The Laminates 8% Preferred Stock has an 8% cumulative dividend that is paid in cash when, as and if declared by the Laminates board. The Holdings 15% Senior Exchangeable Preferred Stock due 2008 has a 15% cumulative dividend which is not payable in cash until May 2003 and is exchangeable at Holdings' option for 15% subordinated debentures of Holdings. Dividends from Formica, which are restricted by the provisions of the Credit Facility and the indenture governing the Notes described below, are the primary source of funding for payments with respect to Holdings and Laminates securities. In addition, Formica sold $200 million of senior subordinated unsecured increasing rate bridge notes (the "Bridge Notes") and, together with its subsidiaries, borrowed $80 million of term loans under the Credit Facility. The Bridge Notes were refinanced in February 1999 as noted below.

     In February 1999, Formica issued $215 million of 10 7/8% Senior Subordinated Notes due March 1, 2009 (the "Notes") and repaid the Bridge Notes. The Notes mature in 2009. Interest on the Notes is payable semiannually in cash. The Notes and related indenture place certain restrictions on Formica and its subsidiaries, including the ability to pay dividends, issue preferred stock, repurchase capital stock, incur and pay indebtedness, sell assets and make certain restricted investments.

     The Credit Facility includes a $120 million revolving credit facility, an $85 million term loan and a $140 million term loan. The $120 million revolving credit facility may be increased by up to $25 million at the request of Formica, with the consent of the banks providing the increased commitments, and will terminate on May 1, 2004. At December 31, 2000, $21.6 million was outstanding against the revolving credit facility. The $85 million and $140 million term loans will mature in 2004 and 2006, respectively. The term loans outstanding under the Credit Facility totaled $212.1 million at December 31, 2000 and amortize over the life of the Credit Facility.

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

     The Credit Facility contains financial covenants requiring the Company to maintain minimum EBITDA, minimum coverage of interest expense and fixed charges and a maximum leverage ratio. On May 26, 2000, the Company amended and restated the Credit Facility, obtaining the consent of the bank group for the acquisition of PSM. The Company was in compliance with the financial covenants at December 31, 2000 and 1999. The Company's continued compliance with debt covenants is dependent upon future economic performance which may be affected by economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control.

     In conjunction with the contribution of PSM to Formica by Holdings, the Company assumed $110.0 million in debt. PSM Funding, Inc. syndicated and increased the term loan facility to $140.0 million. The additional $30.0 million was used to reduce outstanding borrowings under Formica's existing Credit Facility at the time of the contribution and to make any payments in connection with the closing. Formica's existing Credit Facility was amended and restated to include the $140.0 million term loan as a separate tranche that will mature in 2006 and will require 1% annual amortization (payable quarterly) until March 31, 2005, with all remaining amounts payable in increments of $27.6 million quarterly thereafter until maturity. Interest on the new term loan will be, at Formica's option, either 2.25% over the Base Rate or 3.5% over LIBOR. Interest rates on the other tranches of the credit facility were also increased by 0.5% in connection with this transaction.

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

     As of December 31, 2000 and December 31, 1999, Formica had outstanding approximately $31 million and $28.4 million, respectively, in letters of credit under the Credit Facility to provide credit enhancement and support for certain of its credit facilities.

     Formica has implemented a capital investment program that management believes will increase capacity, yield manufacturing savings and improve competitiveness. Formica has spent approximately $23.5 million on capital expenditures during 2000, and anticipates that it will spend approximately $24 million in the year 2001. The Credit Facility contains restrictions on its ability to make capital expenditures. Based on present estimates, Formica believes that the amount of capital expenditures permitted under the Credit Facility will be adequate to complete its investment program and maintain the properties and businesses of its current operations.

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

     Cash provided by operations was $37.3 million for the twelve months ended December 31, 2000, compared to $0.2 million for the twelve months ended December 31, 1999. The increase in cash provided by operations is due to additional depreciation and amortization primarily resulting from the PSM acquisition, a decrease in accounts receivable and inventories and an increase in accounts payable. The decrease in accounts receivable and inventories results from an effort to improve the management of working capital. Net cash used in investing activities was $201.0 million for the twelve months ended December 31, 2000 and $89.3 million for the twelve months ended December 31, 1999. The 2000 period includes $177.5 million due to the acquisition of PSM and the 1999 period includes $63.4 million utilized for acquisitions of Fountainhead and STEL. Net cash provided by financing activities was $159.8 million and $66.2 million for the twelve months ended December 31, 2000 and 1999, respectively, which included additional financing resulting from the acquisitions discussed above.

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

     The transitory period for the Monetary Union started on January 1, 1999. According to Council Resolution of July 7, 1997, the introduction of the Euro will be made in three steps: (i) a transitory period from January 1, 1999 to December 31, 2001, in which current accounts may be opened and financial statements may be drawn in Euros, and local currencies and Euros will coexist;
(ii) from January 1, 2002 to June 30, 2002, in which local currencies will be exchanged for Euros; and (iii) from July 1, 2002 after which local currencies will disappear.

     Formica cannot give assurance as to the effect of the adoption of the Euro on its payment obligations under loan agreements for borrowings in currencies to be replaced by the Euro or on its commercial agreements in those currencies. However, the Company has not experienced nor does it anticipate any problems resulting from the adoption of the Euro.

Market Risk

Interest Rate Risk

     The Company utilizes both fixed and variable rate debt obligations to finance its operations. At December 31, 2000, approximately 54% of the Company's total debt was at variable interest rates. A one-half percentage point increase in interest would increase the annual amount of interest paid by approximately $1.3 million. Although the Company will continue to monitor its exposure to interest rate fluctuations, the Company cannot assure that interest rate fluctuations will not harm its business in the future.

Foreign Currency Exchange Rate Risk

     The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currency of foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive loss in stockholders' equity. Our operating results are thus subject to significant fluctuations based upon changes in the exchange rates of other currencies in relation to the U.S. dollar. Forward contracts are entered into for periods consistent with underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes and are not a party to any leverage instruments. Although the Company will continue to monitor its exposure to currency fluctuations, the Company cannot assure that exchange rate fluctuations will not harm its business in the future.

Forward-Looking Information

     This report (as well as other public filings, press releases and discussions with Company management) contains and incorporates by reference certain forward-looking statements. These statements are subject to risks, uncertainties and other factors, which could cause actual results to differ from those anticipated. Forward-looking statements include the information concerning:

     o our future operating performance, including sales growth and cost savings and synergies following our acquisitions of Fountainhead, STEL and Perstorp Surface Materials and our related restructurings and capital investment program and

     o our belief that the Company will have sufficient cash flows to support working capital needs, capital expenditures and debt service requirements

     In addition, statements that include the words "believes," "expects," "anticipates," intends," "estimates," "will," "should," "may," or other similar expressions are forward-looking statements. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     What Factors Could Affect the Outcome of Our Forward-Looking Statements?

     You should understand that the following important factors, in addition to those discussed elsewhere in this Form 10-K, could affect the future results of Formica and could cause those results or other outcomes to differ materially from those expressed in our forward-looking statements.

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

     o    our ability to attract, hire and retain suitable personnel

  Relating to our Debt and the Notes

     The Company has substantial debt, which could limit our cash available for other uses and harm our competitive position. In connection with our acquisitions, the Company incurred significant indebtedness. The level of our indebtedness could have important consequences to us, including:

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

     o exposing us to risks inherent in interest rate fluctuations because some of our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates

     You should read the section called "Risk Factors" in the Registration Statements on Form S-1 (file no. 333-76683) that the Company filed with the SEC, for additional information about risks that may cause our actual results and experience to differ materially from those contained in forward-looking statements.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standard (SFAS) No.133

     In June 1998, SFAS No. 133-"Accounting for Derivative Instruments and Hedging Activities" was issued ("SFAS No. 133"). In June 1999, SFAS No. 137-"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 was issued, which amended SFAS No. 133. These SFAS's require all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The Company adopted SFAS No. 133, and the corresponding amendments of SFAS No. 138 on January 1, 2001, and such adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     Emerging Issues Task Force (EITF) Issue No. 00-10

     In September 2000, the Emerging Issues Task Force reached a consensus in EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" and concluded that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned and should be classified as revenue. The EITF concluded that the costs incurred by the seller for shipping and handling should be classified as costs of sales and not deducted from shipping and handling revenues. The implementation date for the EITF was the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. Accordingly, the Company adopted EITF No. 00-10 in the fourth quarter of 2000, and has reclassified its financial statements for all periods presented to comply with the guidelines of the EITF Issue. These reclassifications did not have any effect on the Company's operating income / (loss), EBITDA or net loss.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

     See Market Risk section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Public Accountants                                   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999               F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000 and 1999, the eight-months ended
  December 31, 1998, and the four-months ended April 30, 1998              F-4

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 2000 and 1999, the
  eight-months ended December 31, 1998, and the four-months
  ended April 30, 1998                                                     F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000 and 1999, the -months ended December 31,
  1998, and the four-months ended April 30, 1998                           F-6

Notes to Consolidated Financial Statements                                 F-7

Audited Financial Statements of Perstorp Surface Materials for the year ended December 31, 1999, (filed as Exhibit 2.1 to the Form 8-K/A filed August 1, 2000, and incorporated herein by reference.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Formica Corporation:

We have audited the accompanying consolidated balance sheets of Formica Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998 (see Note 1). These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Formica Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998 in conformity with accounting principles generally accepted in the United States.

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



/s/ Arthur Andersen LLP

Roseland, New Jersey

March 2, 2001

                              FORMICA CORPORATION
            CONSOLIDATED BALANCE SHEETS--DECEMBER 31, 2000 AND 1999
                        (in millions, except share data)


                                                                     2000       1999
                                                                   --------   --------
                                     ASSETS
Current Assets:
  Cash and cash equivalents....................................... $    3.4   $    7.8
  Accounts receivable, less allowance for doubtful
    accounts of $10.4 and $4.7, respectively......................    112.2       84.4
  Inventories.....................................................    157.2      119.7
  Prepaid expenses and other current assets.......................     19.1       11.5
  Deferred income taxes...........................................     24.0       23.5
                                                                   --------   --------
   Total current assets...........................................    315.9      246.9
Property, Plant and Equipment, net................................    370.3      307.3
Other Assets:
  Intangible assets, net..........................................    168.6      161.1
  Non-current assets..............................................     24.6       11.3
                                                                   --------   --------
     Total assets................................................. $  879.4   $  726.6
                                                                   ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt............................ $   29.7   $   28.2
  Accounts payable................................................     68.3       37.2
  Accrued expenses and other current liabilities..................     64.4       56.8
                                                                   --------   --------
   Total current liabilities......................................    162.4      122.2
Long-Term Debt....................................................    440.9      362.9
Deferred Income Taxes.............................................    130.0      134.2
Other Liabilities.................................................     54.8       30.0
                                                                   --------   --------
   Total liabilities..............................................    788.1      649.3
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock--par value $.01--authorized 1,000
     shares, none issued or outstanding...........................       --         --
   Common stock--par value $.01 per share--authorized
     2,000 shares, issued and outstanding 100 shares..............      0.1        0.1
   Additional paid-in capital.....................................    217.0      137.0
   Accumulated deficit............................................    (91.9)     (54.4)
   Accumulated other comprehensive loss...........................    (33.9)      (5.4)
                                                                   --------   --------
     Total stockholders' equity...................................     91.3       77.3
                                                                   --------   --------
     Total liabilities and stockholders' equity................... $  879.4   $  726.6
                                                                   ========   ========


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                              FORMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in millions)


                                                                                    Eight       Four Months
                                                       Year Ended   Year Ended   Months Ended      Ended
                                                        December     December      December        April
                                                        31, 2000     31, 1999      31, 1998       30, 1998
                                                       ----------   ----------   ------------   -----------
Net Sales............................................  $    773.7   $    606.6   $      384.6   $     184.8
Cost of Products Sold................................       566.8        440.2          279.4         137.6
Inventory Markdown from Restructuring                         2.2           --             --            --
                                                       ----------   ----------   ------------   -----------
     Gross Profit....................................       204.7        166.4          105.2          47.2
Selling, General and Administrative Expenses.........       199.7        148.0          100.5          60.9
Cost of Terminated Acquisitions......................         0.4          0.8            3.0            --
Cost to Terminate Supply Contract....................          --         26.2             --            --
Provision for Restructuring..........................         8.0           --             --            --
                                                       ----------   ----------   ------------   -----------
     Operating (Loss) Income.........................        (3.4)        (8.6)           1.7         (13.7)
Interest Expense.....................................       (50.8)       (37.4)         (25.7)         (1.7)
Other Income.........................................         7.6          2.5            4.5           0.8
                                                       ----------   ----------   ------------   -----------
Loss Before Income Taxes.............................       (46.6)       (43.5)         (19.5)        (14.6)
Income Tax Benefit (Provision).......................         9.1         11.4           (2.8)           --
                                                       ----------   ----------   ------------   -----------
     Net Loss........................................  $    (37.5)  $    (32.1)  $      (22.3)  $     (14.6)
                                                       ==========   ==========   ============   ===========


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                              FORMICA CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in millions)


                                                                                       Accumulated
                                                            Additional                     Other
                                                   Common    Paid-in     Accumulated   Comprehensive
                                                    Stock    Capital       Deficit          Loss        Total
                                                   ------   ----------   -----------   -------------   -------
Balance at December 31, 1997....................   $  0.1        919.9        (559.2)          (17.4)  $ 343.4
Comprehensive loss:
  Net loss......................................       --           --         (14.6)             --     (14.6)
  Foreign currency translation adjustments......       --           --            --             2.9       2.9
                                                                                                       -------
  Total Comprehensive loss                                                                               (11.7)
Dividend to Parent..............................       --           --          (0.5)             --      (0.5)
                                                   ------   ----------   -----------   -------------   -------
Balance at April 30, 1998.......................   $  0.1   $    919.9   $    (574.3)  $       (14.5)  $ 331.2
                                                   ======   ==========   ===========   =============   =======
--------------------------------------------------------------------------------------------------------------

Capitalization of the Company at May 1, 1998....   $  0.1   $    392.0   $        --   $          --   $ 392.1
Dividend to Parent..............................       --       (255.0)           --              --    (255.0)
                                                   ------   ----------   -----------   -------------   -------
Net capitalization of the Company at
  date of acquisition...........................      0.1        137.0            --              --     137.1
Comprehensive loss:
  Net loss......................................       --           --         (22.3)             --     (22.3)
  Foreign currency translation adjustments......       --           --            --             5.0       5.0
                                                                                                       -------
  Total Comprehensive loss                                                                               (17.3)
                                                   ------   ----------   -----------   -------------   -------
Balance at December 31, 1998....................   $  0.1   $    137.0   $     (22.3)  $         5.0   $ 119.8
                                                   ======   ==========   ===========   =============   =======
Comprehensive loss:
  Net loss......................................       --           --         (32.1)             --     (32.1)
  Foreign currency translation adjustments......       --           --            --           (10.4)    (10.4)
                                                                                                       -------
  Total Comprehensive loss                                                                               (42.5)
                                                   ------   ----------   -----------   -------------   -------
Balance at December 31, 1999....................   $  0.1   $    137.0   $     (54.4)  $        (5.4) $   77.3
                                                   ======   ==========   ===========   =============   ========
Equity contribution from parent                        --         80.0            --              --      80.0
Comprehensive loss:
  Net loss......................................       --           --         (37.5)             --     (37.5)
  Foreign currency Translation adjustments......       --           --            --           (28.5)    (28.5)
                                                                                                       --------
  Total Comprehensive loss                                                                               (66.0)
                                                   ------   ----------   -----------   -------------   --------
Balance at December 31, 2000....................   $  0.1   $    217.0   $     (91.9)  $       (33.9) $   91.3
                                                   ======   ==========   ===========   =============   ========


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                              FORMICA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)


                                                                                    Eight       Four Months
                                                       Year Ended   Year Ended   Months Ended      Ended
                                                        December     December      December        April
                                                        31, 2000     31, 1999      31, 1998       30, 1998
                                                       ----------   ----------   ------------   -----------
Operating Activities:
Net loss.............................................. $    (37.5)  $    (32.1)  $      (22.3)  $     (14.6)
Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization.......................       57.8         42.9           29.3          11.1
  Cost to terminate supply contract...................         --         26.2             --            --
  Deferred income taxes...............................      (14.6)       (15.1)          (0.8)          1.2
  Changes in assets and liabilities: (net of the
    effects of acquisitions)..........................
    Accounts receivable...............................       20.5        (18.3)           8.9          (5.4)
    Inventories.......................................        7.9          0.2            7.8          (2.0)
    Prepaid expenses and other current assets.........        3.2          7.0           (7.4)          5.8
    Accounts payable..................................       11.3         (0.3)          (2.6)          0.1
    Accrued expenses..................................      (20.5)        (1.9)          (3.0)        (18.1)
    Other, net........................................        9.2         (8.4)          16.8          10.2
                                                       ----------   ----------   ------------   -----------
      Net cash provided by (used in) operating
        activities....................................       37.3          0.2           26.7         (11.7)
Investing Activities:
  Purchases of property, plant and equipment..........      (23.5)       (25.9)         (35.5)         (8.3)
  Acquisitions of businesses, net of cash acquired....     (177.5)       (63.4)            --            --
                                                       ----------   ----------   ------------   -----------
    Net cash used in investing activities.............     (201.0)       (89.3)         (35.5)         (8.3)
Financing Activities:
  Proceeds from borrowings, net.......................      133.2        268.1          288.1            --
  Due from affiliates.................................         --           --             --          15.5
  Equity contribution from parent.....................       80.0           --             --            --
  Dividends paid......................................         --           --         (255.0)         (0.5)
  Payments of debt....................................      (53.4)      (201.9)          (0.1)        (15.1)
                                                       ----------   ----------   ------------   -----------
    Net cash provided by (used in) financing
      activities......................................      159.8         66.2           33.0          (0.1)
Effects of Exchange Rate Changes on Cash..............       (0.5)        (0.9)           0.5          (0.2)
                                                       ----------   ----------   ------------   -----------
(Decrease)/Increase in Cash and Cash Equivalents......       (4.4)       (23.8)          24.7         (20.3)
Cash and Cash Equivalents at Beginning of the
  Period..............................................        7.8         31.6            6.9          27.2
                                                       ----------   ----------   ------------   -----------
Cash and Cash Equivalents at End of the Period........ $      3.4   $      7.8   $       31.6   $       6.9
                                                       ==========   ==========   ============   ===========


The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                              FORMICA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     (1) BASIS OF PRESENTATION AND NATURE OF OPERATIONS:

     Formica Corporation ("Formica" or the "Company"), a Delaware Corporation, is a wholly-owned subsidiary of FM Holdings, Inc. ("Holdings"), which is a wholly-owned subsidiary of Laminates Acquisition Co. ("Laminates"). Holdings and Laminates have no operations separate from the operations of the Company and their assets consist primarily of their direct or indirect investment in the Company.

     The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries, prior to the acquisition from BTR Nylex Ltd. ("BTR") on May 1, 1998 (see Note 2), for the four-month period ended April 30, 1998. The accounts of the Company for the eight-month period ended December 31, 1998 and the years ended December 31, 1999 and 2000 reflect the results post-acquisition. The results for the pre-acquisition period are not necessarily comparable to the results for the post-acquisition period because of the changes in organizational structure, recorded asset values, cost structure and capitalization of the Company resulting from the acquisition. Earnings per share data are not presented because the Company's common stock is not publicly traded and the Company is a wholly-owned subsidiary of Holdings.

     The Company is a multinational organization, principally engaged in the design, manufacture, and distribution of decorative surfacing products. The Company's operations are primarily based in the Americas, Europe and Asia.

     (2) ACQUISITIONS:

     Through April 30, 1998, the Company was an indirect wholly-owned subsidiary of BTR. On May 1, 1998, Laminates acquired all of the outstanding shares of Holdings, the Company's direct parent, from BTR, for approximately $392.0 million of cash (including transaction costs of approximately $15.4 million) and the assumption of approximately $29.0 million of net debt ("the Acquisition"). The acquisition was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the book value of the net assets acquired of $61.0 million has been allocated primarily to intangible assets based on appraisals of the assets.

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

     On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM"), a worldwide producer of decorative and industrial laminates, finished foils, printed paper and other surfacing materials from Perstorp AB (Sweden) for approximately $177.5 million (including approximately $2.0 million of transaction costs) ("the PSM Acquisition"). The consideration paid to Perstorp AB was determined through arms-length negotiations between DSH and Perstorp AB. An independent appraisal of the fair value of PSM's assets and liabilities was performed in 2000. The purchase price approximated the fair value of the net assets acquired.

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

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 2000 and 1999 assume the December 1999 and March 2000 acquisitions had occurred at the beginning of 1999:

                                               2000        1999
                                              ------      ------
                                                (in millions)
Net sales.....................................$828.8      $846.5
Net loss......................................$(40.6)     $(26.2)

     In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the December 1999 and March 2000 acquisitions been consummated at the beginning of 1999, or of future results.

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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Estimates, by their nature, are based on judgments and available information, therefore actual results could differ from those estimates.

     Revenue Recognition

     Revenues are recognized upon shipment of goods to customers.

     Foreign Currencies

     The Company's international operations are translated into U.S. dollars using current exchange rates at the end of the period for the balance sheets and a weighted-average rate for the period for the statements of operations with currency translation adjustments reflected in accumulated other comprehensive loss in stockholders' equity. Realized gains and losses from foreign currency transactions are reflected in the consolidated statements of operations.

     Concentration of Credit Risk

     Credit risk with respect to trade accounts receivable is limited due to the large number of entities comprising the Company's customer base.

     Cash and Cash Equivalents

     The Company considers all highly liquid instruments with original maturities of three months or less when purchased to be cash equivalents.

     Customer Incentive Rebate Program

     The Company offers percentage rebates to distributors on specified products based on the actual resale prices to end customers, within pre-established parameters. Customer incentive rebates are accrued at the time of the sale based upon historical rebate percentages as an offset to net sales. The accrued rebates are reduced through payments of rebates to the distributors after the sales to the end customer.

     Inventories

     Inventories are stated at the lower of cost or market. Inventories are valued using the first-in, first-out (FIFO) method, except for certain inventories in the United States which are valued using the last-in, first-out
(LIFO) method. As of December 31, 2000 and 1999, 30% and 68%, respectively, of inventories were valued under the LIFO method. Inventories at LIFO approximate inventories at FIFO.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation charges are made on a straight-line basis over the estimated useful life of the assets as follows:

     Buildings & Improvements..........               10 to 40 years
     Machinery & Equipment.............                3 to 15 years
     Computer & Office Equipment.......                3 to 10 years
     Leasehold improvements are amortized over the lesser of the life of the asset or the lease term.

     Intangible Assets

     Intangible assets are amortized on the straight-line basis over their estimated useful lives (3 to 20 years). The Company periodically reviews long lived assets to evaluate whether changes have occurred that would suggest these assets may be impaired based on the estimated net cash flows on an undiscounted basis over the remaining amortization period. If this review indicated that the remaining estimated useful life requires revision or that the asset is not recoverable, the carrying amount of the asset would be reduced by the estimated shortfall of cash flows on a discounted basis. Management is not aware of any such changes.

     Financial Instruments

     At December 31, 2000 and 1999, the fair value of substantially all of the Company's financial instruments approximated their carrying value, except for the Senior Subordinated Notes which were trading at a price of $37.00 and $91.50 per $100.00 of par value at December 31, 2000 and 1999, respectively.

     Research and Development

     Research and development costs are expensed as incurred. Research and development costs included in selling, general and administrative expenses were $2.6 million, $1.7 million, $1.4 million and $1.1 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998, and the four-month period ended April 30, 1998, respectively.

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

     Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs included in selling, general and administrative expenses were $22.2 million, $16.6 million, $10.3 million, and $10.6 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998, respectively.

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

     Reclassifications

     Certain reclassifications have been made to prior years amounts to conform with the current year presentation. The Company's revenues and cost of sales have been reclassified in accordance with Emerging Issues Task Force (EITF) Issue No. 00-10.

     Recently Issued Accounting Standards

     Statement of Financial Accounting Standard (SFAS) No.133

     In June 1998, SFAS No. 133-"Accounting for Derivative Instruments and Hedging Activities" was issued ("SFAS No. 133"). In June 1999, SFAS No. 137-"Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" was issued which deferred the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, SFAS No. 138 was issued, which amended SFAS No. 133. These SFAS's require all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The Company adopted SFAS No. 133, and the corresponding amendments of SFAS No. 138 on January 1, 2001, and such adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     Emerging Issues Task Force Issue No. 00-10

     In September 2000, the Emerging Issues Task Force reached a consensus in EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" and concluded that all amounts billed to a customer in a sale transaction related to shipping and handling represent revenues earned and should be classified as revenue. The EITF concluded that the costs incurred by the seller for shipping and handling should be classified as costs of sales and not deducted from shipping and handling revenues. The implementation date for the EITF was the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. Accordingly, the Company adopted EITF No. 00-10 in the fourth quarter of 2000, and has reclassified its financial statements for all periods presented to comply with the guidelines of the EITF Issue. These reclassifications did not have any effect on the Company's operating income / (loss), EBITDA or net loss.

     (4) INVENTORIES:

     Major classes of inventories consisted of the following at December 31:

                                           2000       1999
                                         --------   --------
                                            (in millions)
     Finished goods .....................$  100.1   $   84.5
     Work-in-process ....................    15.5       11.6
     Raw materials ......................    61.5       45.1
                                         --------   --------
             Total ......................   177.1      141.2
     Less: Obsolescence reserve .........    19.9       21.5
                                         --------   --------
                                         $  157.2   $  119.7
                                         ========   ========


     (5) PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following at December 31:

                                           2000       1999
                                         --------   --------
                                            (in millions)
     Land................................$  32.7    $   18.6
     Buildings and improvements..........   71.9        55.4
     Machinery and equipment.............  327.8       269.4
                                         -------    --------
             Total.......................  432.4       343.4
     Less: Accumulated depreciation and
       amortization......................   62.1        36.1
                                         -------    --------
                                         $ 370.3    $  307.3
                                         =======    ========

     Depreciation expense was $34.1 million, $24.1 million, $16.0 million and $7.9 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998, respectively.

     (6) INTANGIBLE ASSETS:

     Intangible assets consisted of the following at December 31:

                                           2000       1999
                                         --------   --------
                                            (in millions)
     Trademarks..........................$  154.7   $  140.3
     Patents.............................    19.9       19.9
     Goodwill and other..................    49.0       32.5
                                         --------   --------
          Total..........................   223.6      192.7
     Less: Accumulated amortization......    55.0       31.6
                                         --------   --------
                                         $  168.6   $  161.1
                                         ========   ========

     (7) ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following at December 31:

                                           2000       1999
                                         --------   --------
                                            (in millions)
     Accrued salaries and benefits.......$   22.1   $   19.4
     Restructuring reserve...............     9.6        2.7
     Accrued interest....................    10.1        8.6
     Other accrued expenses..............    22.6       26.1
                                         --------   --------
          Total..........................$   64.4   $   56.8
                                         ========   ========

     (8) LONG-TERM DEBT:

     Notes payable to banks and other long-term debt consisted of the following at December 31:

                                           2000       1999
                                         --------   --------
                                            (in millions)
     Senior subordinated notes...........$  215.0   $  215.0
     Credit Facilities:
       Term loans........................   212.1       83.2
       Revolvers.........................    21.6       60.7
     Other...............................    21.9       32.2
                                         --------   --------
          Total..........................   470.6      391.1
     Less: Current maturities............    29.7       28.2
                                         --------   --------
                                         $  440.9   $  362.9
                                         ========   ========

     In connection with the Acquisition (see Note 2), Formica sold $200 million of senior subordinated unsecured increasing rate bridge notes (the "Bridge Notes") with interest at the greater of prime plus an additional amount or 10% and, together with its subsidiaries, borrowed $80 million of term loans under the senior loan facility (the "Credit Facility"). Borrowings under the Credit Facility were increased to $85 million after the acquisition.

     On February 22, 1999, the Company issued $215 million of 10 7/8% Series A Subordinated Notes due March 1, 2009 (the "Series A Notes") and repaid the Bridge Notes. The Series A Notes were sold in transactions permitted by Rule 144A and Regulation S under the Securities Exchange Act of 1933 and therefore were not registered with the Securities and Exchange Commission ("SEC").

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

     In connection with the PSM Acquisition (See Note 2), PSM Funding, Inc. syndicated and increased the term loan facility by $140 million at the time of the contribution of DSH to Formica. The additional $30 million was used to reduce outstanding borrowings under Formica's existing Credit Facility at the time of the contribution and to make payments in connection with the closing. Formica's existing Credit Facility was amended and restated to include, as a separate tranche of term borrowings, the $140 million term loan. The new tranche will mature in 2006 and will require 1% annual amortization (payable quarterly) until March 31, 2005, with all remaining amounts payable in increments of $27.6 million quarterly thereafter until maturity. Interest on the new term loan will be, at Formica's option, either 2.25% over the Base Rate or 3.5% over LIBOR. Interest rates on the other tranches of the credit facility were also increased by 0.5% in connection with this transaction.

     In addition to the $85 million and $140 million term loans discussed above, the Credit Facility includes a $120 million revolving credit facility. The $120 million revolving credit facility may be increased by up to $25 million at the request of the Company, with the consent of the banks providing the increased commitments, and will terminate on May 1, 2004. There was $21.6 million and $60.7 million outstanding on December 31, 2000 and 1999, respectively, under the revolving credit facility. The $85 million and $140 million term loans will mature in 2004 and 2006, respectively. The term loans outstanding under the Credit Facility totaled $212.1 million and $83.2 million at December 31, 2000 and 1999, respectively, and amortize over the life of the Credit Facility.

     Borrowings under the Credit Facility generally bear interest based on a margin over the base rate or, at the Company's option, the reserve-adjusted LIBOR rate. The applicable margin varies based upon the Company's ratio of consolidated debt to EBITDA (as defined in the credit agreement). The Company's obligations under the Credit Facility are guaranteed by Laminates, Holdings, and all existing or future domestic subsidiaries of the Company (the "subsidiary guarantors") and are secured by substantially all of the assets of the Company and the subsidiary guarantors, including a pledge of the capital stock of all existing and future subsidiaries of the Company (provided that, with a single exception, no more than 65% of the voting stock of any foreign subsidiary shall be pledged) and a pledge by Holdings of the stock of the Company and by Laminates of the stock of Holdings.

     The Credit Facility contains financial covenants requiring the Company to maintain minimum EBITDA, minimum coverage of interest expense and fixed charges and a maximum leverage ratio. On May 26, 2000, the Company amended and restated the Credit Facility, obtaining the consent of the bank group for the acquisition of PSM. The Company was in compliance with the financial covenants at December 31, 2000 and 1999. The Company's continued compliance with debt covenants is dependent upon future economic performance which may be affected by economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control.

     The Company maintains various credit facilities in foreign countries (primarily in Asia) that provide for borrowings in local currencies. At December 31, 2000 and 1999, the Company had outstanding approximately $31 million and $28.4 million, respectively, in letters of credit under the Credit Facility to provide credit enhancement and support for certain of its credit facilities.

     In addition to the above, the Company has established borrowing arrangements with various financial institutions at interest rates ranging from 2.0% to 8.1% in order to fund the ongoing operations of the business. At December 31, 2000 and 1999, there was approximately $21.9 million and $32.2 million, respectively, outstanding under these facilities. At December 31, 2000 and 1999, approximately $6.5 million and $3.2 million, respectively, were available under these facilities.

     The approximate aggregate debt maturities are as follows as of December 31, 2000:

                                                 (in millions)
          2001.................................  $       29.7
          2002.................................          23.1
          2003.................................          34.8
          2004.................................          33.8
          2005.................................          80.4
          Thereafter...........................         268.8
                                                --------------
                                                $       470.6
                                                ==============

     Cash payments for interest approximated $46.9 million, $28.5 million, $20.6 million and $0.2 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998, respectively.

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

     The majority of the defined contribution plans sponsored by the Company are qualified under Section 401(k) of the Internal Revenue Code, with the amount of the Company's contributions determined under a matching formula tied to employee payroll deduction contributions. In addition, some defined contribution plans offer discretionary Company contributions based upon a profit based formula. Expenses related to these plans totaled approximately $1.1 million, $1.0 million, $1.1 million and $0.3 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998, respectively.

     The net cost for the Company's defined benefit pension plans was comprised of the following components:

                                              Year       Year        Eight           Four
                                             Ended      Ended     Months Ended    Months Ended
                                            December   December     December         April
                                            31, 2000   31, 1999     31, 1998        30, 1998
                                            --------   --------   ------------   -------------
                                                           (in millions)
     Service cost ......................... $    4.7   $    3.9     $    2.9        $    0.6
     Interest cost ........................      8.2        5.8          3.0             1.2
     Expected return on plan assets........    (10.0)      (6.1)        (2.8)           (1.0)
     Other.................................     (0.2)        --           --              --
                                            --------   --------     --------        --------
     Net periodic pension cost............. $    2.7   $    3.6     $    3.1        $    0.8
                                            ========   ========     ========        ========

     The net periodic pension cost attributable to international plans included in the above table was $1.3 million, $2.1 million, $2.0 million and $0.2 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998, respectively.

     The Company provides for the estimated cost of post-retirement benefits (principally medical, dental and life insurance benefits provided to retirees and eligible dependents). The Company does not fund its post-retirement benefit plans.

     The net cost of post-retirement benefits other than pensions was comprised of the following components:

                                              Year       Year        Eight           Four
                                             Ended      Ended     Months Ended    Months Ended
                                            December   December     December         April
                                            31, 2000   31, 1999     31, 1998        30, 1998
                                            --------   --------   ------------   -------------
                                                           (in millions)
     Service cost .........................   $0.2       $0.2         $0.1            $0.0
     Interest cost ........................    0.4        0.4          0.3             0.1
                                              ----       ----         ----            ----
     Net post-retirement benefit cost......   $0.6       $0.6         $0.4            $0.1
                                              ====       ====         ====            ====

     The cost of healthcare and life insurance benefits for active employees was $16.1 million, $12.5 million, $7.5 million and $3.8 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998, respectively.

     Summarized information about the changes in plan assets and benefit obligations is as follows:

                                                                        Other Post-retirement
                                                    Pension Benefits          Benefits
                                                  -------------------   ---------------------
                                                    2000       1999       2000         1999
                                                  --------   --------   --------     --------
                                                                (in millions)
Fair value of plan assets at January 1........... $   91.3   $   83.4   $     --     $     --
Actual return on plan assets.....................      1.6        6.3         --           --
Company contributions............................      1.7        4.3        0.1           0.2
Participant contributions........................      0.8        0.6        0.1            --
Acquisitions.....................................     52.3         --         --            --
Benefits paid from plan assets...................     (5.6)      (3.3)      (0.2)         (0.2)
                                                  --------   --------   --------     ---------
Fair value of plan assets at December 31......... $  142.1   $   91.3   $     --     $      --
                                                  ========   ========   ========     =========

Benefit obligation at January 1.................. $   94.7   $   96.2   $    5.9     $     5.8
Service cost.....................................      4.5        3.9        0.2           0.2
Interest cost....................................      7.8        5.8        0.4           0.4
Actuarial losses (gains) ........................      0.8       (7.0)      (0.3)         (0.3)
Acquisitions.....................................     41.6         --         --            --
Benefits paid from plan assets...................     (5.6)      (3.3)      (0.2)         (0.2)
Other............................................     (4.3)      (0.9)        --            --
                                                  --------   --------   --------     ---------
Benefit obligation at December 31................ $  139.5   $   94.7   $    6.0     $     5.9
                                                  ========   ========   ========     =========

     The fair value of international pension plan assets included in the above table was $100.1 million and $49.7 million in 2000 and 1999, respectively. The pension benefit obligation of international plans included in this table was $90.0 million and $48.4 million in 2000 and 1999, respectively.

     A reconciliation of the plans' funded status to the net liability recognized at December 31 is as follows:

                                                                        Other Post-retirement
                                                    Pension Benefits          Benefits
                                                  -------------------   ---------------------
                                                    2000       1999       2000         1999
                                                  --------   --------   --------     --------
                                                                (in millions)
Funded status (benefit obligation in excess
  of plan assets)............................     $   2.6    $  (3.4)   $   (6.0)    $   (5.8)
Unrecognized net gain .......................        (8.5)     (11.8)       (0.8)        (0.6)
Unrecognized prior service cost .............         0.4         --          --           --
                                                  --------   --------   --------     ---------
     Net liability ..........................     $  (5.5)   $  (15.2)  $   (6.8)    $    (6.4)
                                                  ========   ========   ========     =========
Reported as:
     Other liabilities.......................     $   5.5    $   15.2   $    6.8     $     6.4
                                                  ========   ========   ========     =========

     For Company pension plans with benefit obligations in excess of plan assets at December 31, 2000 and 1999, the fair value of plan assets was $45.2 million and $50.0 million, respectively, and the benefit obligation was $60.2 million and $60.6 million, respectively.

     Assumptions used in determining pension plan information are:

                                                Year         Year          Eight           Four
                                               Ended        Ended       Months Ended   Months Ended
                                              December     December       December         April
                                              31, 2000     31, 1999       31, 1998        30, 1998
                                            -----------   -----------   ------------   -------------
  Rate of future compensation increases     0.00%-4.25%   0.00%-4.25%   0.0%-5.0%      0.0%-5.5%
  Discount rate                             5.75%-7.75%   5.75%-7.25%   5.0%-7.0%      6.5%-8.0%
  Expected long-term rate of return on
    plan assets                             0.00%-9.00%   0.00%-9.00%   0.0%-9.0%      0.0%-9.5%


     Assumptions used in determining other post-retirement plan information are:

                                                Year         Year          Eight           Four
                                               Ended        Ended       Months Ended   Months Ended
                                              December     December       December         April
                                              31, 2000     31, 1999       31, 1998        30, 1998
                                            -----------   -----------   ------------   -------------
  Discount rate                             7.00%-7.75%   7.00%-7.25%   5.0%-7.0%      5.0%-7.0%


     In the aggregate, average international plan assumptions do not vary significantly from U.S. assumptions.

     The health care cost trend rate for other post-retirement benefit plans was 10.0% at December 31, 2000 and is assumed to gradually decline to 5.0% over a 5-year period. A one-percentage point change in the health care cost trend rate would have had the following effects:

                                               One Percentage Point
                                               --------------------
                                               Increase    Decrease
                                               --------    --------
                                                  (in millions)
     Effect on total service and interest
       cost components.......................    $0.0       ($0.0)
                                                 ====        ====
     Effect on benefit obligation............    $0.2       ($0.2)
                                                 ====        ====

     (10) INCOME TAXES:

     The benefit (provision) for income taxes consisted of the following:

                                      Year       Year        Eight           Four
                                     Ended      Ended     Months Ended    Months Ended
                                    December   December     December         April
                                    31, 2000   31, 1999     31, 1998        30, 1998
                                    --------   --------   ------------   -------------
                                                   (in millions)
     Current:
       Federal.................      $   --     $    --     $    --        $   --
       State...................         (0.2)      (0.1)       (0.1)           --
       Foreign.................         (5.3)      (3.6)       (3.5)          1.2
                                     -------    -------     -------        ------
                                        (5.5)      (3.7)       (3.6)          1.2
     Deferred:
       Federal.................         13.2       14.2          --            --
       State...................          0.8        2.1          --            --
       Foreign.................          0.6       (1.2)        0.8          (1.2)
                                     -------    -------     -------        ------
                                        14.6       15.1         0.8          (1.2)
                                     -------    -------     -------        ------
                                     $   9.1    $  11.4     $  (2.8)       $   --
                                     =======    =======     =======        ======

     Pretax (loss) income was taxed in the following jurisdictions:

                                      Year       Year        Eight           Four
                                     Ended      Ended     Months Ended    Months Ended
                                    December   December     December         April
                                    31, 2000   31, 1999     31, 1998        30, 1998
                                    --------   --------   ------------   -------------
                                                   (in millions)
     Domestic....................    $(47.1)    $(54.9)      $(25.6)       $(12.6)
     Foreign.....................       0.5       11.4          6.1          (2.0)
                                     ------     ------       ------        ------
          Total pretax loss......    $(46.6)    $(43.5)      $(19.5)       $(14.6)
                                     ======     ======       ======        ======

     The 1999 domestic pretax loss includes the cost to terminate a supply contract of $26.2 million (see Note 2). Deferred tax assets and liabilities are comprised of the following at December 31:

                                                                            2000         1999
                                                                          --------     --------
                                                                                    (in millions)
     Deferred tax liabilities:
        Book over tax bases of assets acquired........................... $  132.1     $  120.6
        General inventory and LIFO reserves..............................      3.0          2.0
        Other, net.......................................................      3.2          7.2
                                                                          --------     --------
               Total deferred tax liabilities............................    138.3        129.8
                                                                          --------     --------
     Deferred tax assets:
        Accrued liabilities..............................................     11.4         16.7
        Net operating loss and tax credit carryforwards..................     27.8         16.1
        Pension and other post-retirement benefits.......................      5.4          1.5
        Bad debt.........................................................      2.1          0.7
        Other, net.......................................................      4.0          0.2
                                                                          --------     --------
               Total deferred tax assets.................................     50.7         35.2
                                                                          --------     --------
               Valuation allowance.......................................    (18.4)       (16.1)
                                                                          --------     --------
               Net deferred tax liabilities.............................. $  106.0     $  110.7
                                                                          ========     ========


     The Company does not provide deferred income taxes on undistributed earnings of its foreign subsidiaries, as the earnings are considered indefinitely reinvested. At December 31, 2000, the cumulative amount of undistributed earnings on which the Company has not recognized deferred income taxes is approximately $102.7 million. Determining the amount of unrecognized deferred tax liability for this amount is not practicable. However, if the undistributed earnings were remitted, any resulting federal tax would be substantially reduced by foreign tax credits.

     The reconciliation of income tax computed at the U.S. federal statutory tax rates to the Company's tax (benefit) expense is as follows:

                                                                                                    Eight        Four Months
                                                                   Year Ended      Year Ended    Months Ended       Ended
                                                                    December        December       December         April
                                                                    31, 2000        31, 1999       31, 1998       30, 1998
                                                                  -------------   -------------  -------------  --------------
U.S. statutory rate..............................................      (35.0%)         (35.0%)        (35.0%)       (35.0%)
State income taxes...............................................       (4.3%)          (4.6%)           --            --
Permanent differences............................................        7.7%             --             --            --
Subpart F income.................................................        1.4%            0.7%           2.6%          2.1%
Tax on income of foreign subsidiaries and rate differential......        8.8%            9.0%          13.8%           --
Change in valuation allowance....................................        1.7%            4.5%          32.3%         32.9%
Other, net.......................................................         --            (0.7%)          0.7%           --
                                                                  ------------   -------------   -----------      --------
                                                                       (19.7%)         (26.1%)         14.4%          0.0%
                                                                  ============   =============   ===========      ========

     The Company is included in the consolidated federal and state tax returns of its ultimate parent, Laminates. Cash paid for income taxes amounted to $5.1 million, $3.9 million, $1.9 million and $1.0 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998, respectively. The Company has provided a partial valuation allowance against the net operating loss carryforwards due to the uncertainty of realization. Net operating losses will begin to expire in 2006 through 2020.

     (11) RELATED PARTY TRANSACTIONS:

     In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates. These arrangements are short-term in nature and generally bear no interest. At December 31, 2000 and 1999, there was approximately $0.9 million and $1.0 million outstanding under these arrangements.

     DLJ Capital Funding, Inc., an affiliate of DLJ Merchant Banking Partners II L.P. and its affiliates (DLJ Merchant Banking), has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of the Credit Facility and as a lender thereunder. In 2000, the aggregate amount of all fees paid to the various DLJ entities in connection with the acquisition of PSM and the syndication of the Credit Facility was approximately $6.0 million.

     Laminates Funding, Inc., an affiliate of DLJ Merchant Banking, was a purchaser of a portion of the bridge notes and received customary fees and expenses in connection therewith. Donaldson, Lufkin & Jenrette Securities Corporation, also an affiliate of DLJ Merchant Banking, acted as the initial purchaser of the Senior Subordinated Notes. The aggregate amount of all fees paid to the various DLJ entities in connection with the Laminates acquisition and the offering of the Senior Subordinated Notes was approximately $8.5 million.

     Formica and its subsidiaries may from time to time enter into financial advisory or other investment banking relationships with Credit Suisse First Boston Corporation (an affiliate of DLJ Merchant Banking) or one of its affiliates whereby Credit Suisse First Boston Corporation or its affiliates will receive customary fees and will be entitled to reimbursement for all related reasonable disbursements and out-of-pocket expenses. Formica expects that any arrangement will include provisions for the indemnification of Credit Suisse First Boston Corporation against a variety of liabilities, including liabilities under the federal securities laws.

     (12) TERMINATION OF PROPOSED ACQUISITIONS:

     The Company recorded charges of $0.4 million, $0.8 million and $3.0 million, during the years ended December 31, 2000 and 1999 and the eight-month period ended December 31, 1998, respectively, in connection with proposed acquisitions of decorative products businesses. The Company has abandoned these proposed transactions.

     (13) SEGMENT REPORTING:

     The Company is principally engaged in a single line of business: the design, manufacture and distribution of decorative surfacing products. Substantially all revenues result from the sale of decorative surfaces and related products through domestic and international distributors and direct accounts. The Company's operations are managed on a geographic basis and, therefore, reportable segments are based on geographic areas. The Company's market presence in Europe, the Americas and Asia was increased as a result of the PSM acquisition. The Company measures segment results as operating income
(loss), which is defined as income (loss) before the cost of the terminated supply contract, interest expense, other income (expense) and income taxes. Depreciation and amortization expense is included in the measure of segment results. Segment revenues are defined as net sales to external customers of each segment. All intercompany sales and expenses have been eliminated in determining segment revenues and segment (loss) profit.

                                                                                     Eight        Four Months
                                                    Year Ended      Year Ended    Months Ended       Ended
                                                     December        December       December         April
                                                     31, 2000        31, 1999       31, 1998       30, 1998
                                                   -------------   -------------  -------------  --------------
                                                                         (in millions)
Segment revenues:
   United States.................................    $ 335.1          $ 341.1        $ 210.5         $ 335.1
   Americas - Other..............................       93.2             48.8           33.4            14.4
   Europe........................................      254.7            145.6           95.7            50.1
   Asia..........................................       90.7             71.1           45.0            18.2
                                                     -------          -------        -------         -------
        Total....................................    $ 773.7          $ 606.6        $ 384.6         $ 184.8
                                                     =======          =======        =======         =======

Segment (loss) profit:
   Americas......................................    $ (21.0)         $  (5.5)       $ (10.7)        $ (13.9)
   Europe........................................        6.0             12.9            7.6             1.3
   Asia..........................................       11.6             10.2            4.8            (1.1)
                                                     -------          -------        -------         -------
        Total....................................    $  (3.4)         $  17.6        $   1.7         $ (13.7)
                                                     =======          =======        =======         =======

Depreciation and amortization (included in
  segment (loss) profit):
   Americas......................................    $  37.9          $  30.6        $  22.4         $   6.2
   Europe........................................       15.8              8.9            4.6             3.5
   Asia..........................................        4.1              3.4            2.3             1.4
                                                     -------          -------        -------         -------
        Total....................................    $  57.8          $  42.9        $  29.3         $  11.1
                                                     =======          =======        =======         =======

Expenditures for long-lived assets:
   Americas......................................    $  13.9          $  16.2        $  20.6         $   4.8
   Europe........................................        7.5              7.3           11.1             1.2
   Asia..........................................        2.1              2.4            3.8             2.3
                                                     -------          -------        -------         -------
        Total....................................    $  23.5          $  25.9        $  35.5         $   8.3
                                                     =======          =======        =======         =======

A reconciliation of total segment (loss) profit
  to loss before income taxes is as follows:
   Segment (loss) profit ........................    $  (3.4)         $  17.6        $   1.7         $ (13.7)
   Cost of terminated supply contract............         --            (26.2)            --              --
   Interest expense..............................      (50.8)           (37.4)         (25.7)           (1.7)
   Other income..................................        7.6              2.5            4.5             0.8
                                                     -------          -------        -------         --------
        Loss before income taxes.................    $ (46.6)          $(43.5)       $ (19.5)        $ (14.6)
                                                     ========          =======       =======         ========

                                                                                  December 31,
                                                                     ---------------------------------------
                                                                       2000           1999            1998
                                                                     --------       --------         -------
                                                                                 (in millions)
Total assets:
   United States.................................                     $ 418.7        $ 459.8         $ 410.8
   Americas - Other..............................                        76.6           37.3            36.4
   Europe........................................                       301.3          152.4           179.1
   Asia..........................................                        82.8           77.1            74.9
                                                                      -------        -------         -------
        Total....................................                     $ 879.4        $ 726.6         $ 701.2
                                                                      =======        =======         =======

Long-lived assets:
   United States.................................                     $ 153.7        $ 168.8         $ 128.6
   Americas - Other..............................                        41.9           13.4            14.3
   Europe........................................                       134.0           85.4           106.6
   Asia..........................................                        40.7           39.7            39.2
                                                                      -------        -------         -------
         Total...................................                     $ 370.3        $ 307.3         $ 288.7
                                                                      =======        =======         =======

     (14) CHANGES IN ACCOUNTING ESTIMATES:

     During the eight and four-month periods ended December 31 and April 30, 1998, the Company made certain changes in accounting estimates, resulting in charges totaling $7.8 million and $5.7 million, respectively, due to new management plans with respect to asset carrying and disposition policies and new information becoming available, including information concerning customers, products and competitive conditions in certain markets. The changes in accounting estimates for the eight-month period ended December 31, 1998 include the increasing of the provisions for doubtful accounts and inventory obsolescence by $2.4 million and $5.4 million, respectively. The changes in accounting estimates for the four-month period ended April 30, 1998 include increasing the provision for customer rebate programs by $2.7 million, increasing the provision for doubtful accounts by $1.4 million and accruals for customs, property tax exposures and other items totaling $1.6 million. There were no significant changes in accounting estimates in 2000 and 1999.

     (15) COMMITMENTS AND CONTINGENCIES:

     Leases

     The Company leases machinery, such as transportation and plant equipment, and facilities, such as administrative offices and warehouse space, under various non-cancelable operating lease agreements.

     At December 31, 2000, future minimum lease payments under operating lease agreements that have a remaining term in excess of one year are as follows:

                                                    (in millions)
     2001.........................................     $ 6.9
     2002.........................................       5.7
     2003.........................................       4.9
     2004.........................................       4.4
     2005.........................................       1.2
     Thereafter...................................       1.8
                                                       -----
                                                       $24.9
                                                       =====


     Rent expense aggregated $7.7 million, $7.2 million, $5.3 million and $2.4 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998, respectively.

     Litigation and Environmental Matters

     The Company is involved in various proceedings relating to environmental matters. It is the Company's policy to accrue liabilities for remedial investigations and clean-up activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. In the ordinary course of business, the Company has been or is the subject of or party to various pending litigation and claims. Currently, the Company has been named as a potentially responsible party at several Superfund sites and has reserved approximately $3.8 million and $3.9 million at December 31, 2000 and December 31, 1999, respectively, for these matters to recognize a reasonable estimate of the probable liability. While it is not possible to predict with certainty the outcome of any potential litigation or claims, the Company believes any known contingencies, individually or in the aggregate, will not have a material adverse impact on its financial position or results of operations. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future cash flows could be materially affected in a particular quarter.

     Formica's operations are subject to federal, state, local and foreign environmental laws and regulations governing both the environment and the work place. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

     On April 5, 1999, the Company received a subpoena covering the period from January 1, 1994 until April 1, 1999 from a federal grand jury in connection with an investigation into possible antitrust violations in the United States market for high-pressure laminate. The Company has produced documents and provided other information in response to the subpoena, and a number of present or former Formica employees have appeared for testimony before the grand jury or have been interviewed by the Staff of the Antitrust Division of the U.S. Department of Justice in connection with the investigation. The Company intends to continue its cooperation with the investigation. The Company is unable to determine at this time if this matter will have any effect on its financial position, results of operations or cash flows.

     Manufacturers of high-pressure laminate ("HPL"), including Formica Corporation, have been named as defendants in purported class action complaints filed in federal and certain state courts. The complaints, which all make similar allegations, allege that HPL manufacturers in the United States engaged in a contract, combination or conspiracy in restraint of trade in violation of state and federal antitrust laws and seek damages of an unspecified amount. The actions remain in their early stages. Formica Corporation intends to defend vigorously against the allegations of the complaints.

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

     (16) COMPREHENSIVE LOSS:

     Total comprehensive loss was $66.0 million, $42.5 million, $17.3 million and $11.7 million for the years ended December 31, 2000 and 1999, the eight-month period ended December 31, 1998 and the four-month period ended April 30, 1998, respectively. The difference between comprehensive loss and the net loss results from foreign currency translation adjustments.

     (17) RESTRICTED STOCK PLANS:

     During 1999 and 1998, the board of directors and shareholders of Laminates approved and adopted restricted stock programs. The plans authorize purchases by eligible employees of Laminates and its subsidiaries of restricted shares of common stock of Laminates, at a price equal to the fair market value of a share of common stock on the date of purchase. Any shares of restricted stock purchased under the plan are subject to repurchase by Laminates at the purchase price upon the participating employee's termination of employment with Laminates or any of its subsidiaries until those shares have vested in accordance with the terms of the plan. The number of shares authorized to be issued under the 1998 plan is 157,153, subject to adjustments upon the occurrence of certain events. Under the 1999 plan, 15,401 shares of preferred stock and 18,335 shares of common stock were authorized for issuance to management and key employees. As of December 31, 2000, 222,642 shares have been allocated to and purchased by certain officers and other management employees and 15,903 shares are available under the plan for future purchase. The number of preferred shares available for grants under both plans is 15,401 and the number of common shares is 55,004.

     (18) RESTRUCTURING:

     Prior to May 1, 1998, the management of the Company formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million included as part of its purchase accounting, with approximately $2.7 million of the restructuring provision remaining at December 31, 1999. During 2000, the Company spent an additional $2.0 million of the restructuring provision primarily relating to severance payments and reversed the remaining $0.5 million restructuring liability against the initial purchase accounting. The remaining balance of this restructuring provision of $0.2 million at December 31, 2000 is related to severance payments and will be substantially completed in 2001.

     On March 1, 2000, the Company's management committed to a formal plan to restructure certain operating activities in North America, which reduced total headcount by approximately 200 employees through December 31, 2000. As part of this restructuring, the Mt. Bethel, Pennsylvania manufacturing facility was closed and its operations were subsequently transferred to the Company's Odenton, Maryland manufacturing facility. The Company provided for a restructuring provision of $6.0 million as follows: assets held for disposal, facility closure and lease terminations ($2.8 million), markdown of inventory resulting from the elimination of product lines ($2.2 million) and severance and severance-related items ($1.0 million). During the twelve months ended December 31, 2000, the Company spent $0.5 million on facility closing costs and $0.7 million on severance and severance-related items. In addition, the Company recorded a charge of $2.2 million for the markdown of inventory as a result of the elimination of product lines and wrote-off an additional $2.0 million of the restructuring provision liability against property, plant and equipment relating to the Mt. Bethel assets held for disposal. The remaining balance of the restructuring provision at December 31, 2000 was $0.6 million consisting of $0.3 million of facility closure costs and $0.3 million of severance and severance-related items. The Company has identified an additional $3.0 million of charges indirectly related to the restructuring of the North America operations for additional severance-related items and relocation costs, of which $1.7 million was incurred in the twelve months ended December 31, 2000. Under the current timetable, the Company projects the restructuring plan will be completed by mid-year 2001.

     On June 1, 2000, the Company's management committed to a formal plan to restructure certain of its operations within Europe and provided a restructuring provision of $1.5 million. These actions are being taken in conjunction with the integration of the PSM operations. The plan will result in a reduction in headcount of 25 employees (13 employees through December 31, 2000). The restructuring plan includes the closure of a Company warehouse in Europe with subsequent relocation of operations to elsewhere in Europe. The restructuring provision consists of severance and severance-related items ($1.0 million) and facility closure costs ($0.5 million). During the twelve months ended December 31, 2000, the Company spent $0.4 million of this provision on severance and severance-related items and $0.1 million on facility closure costs. The remaining balance of the restructuring provision at December 31, 2000 was $1.0 million consisting of $0.6 million of severance and severance-related items and $0.4 million of facility closure costs. In addition, the Company has charged to income an additional $0.5 million of expenses indirectly related to the restructuring of the European distribution operations as a result of the integration of the PSM operations during the year ended December 31, 2000. Under the current timetable, the Company projects that the restructuring plan will be substantially completed by mid-year 2001.

     As of the consummation date of the PSM acquisition, management began a process to assess the organization as well as the facilities acquired with the purpose of formulating a structure for the combined organization. Balance sheet reserves for organizational restructuring in the amount of $14.5 million were established as part of purchase accounting in the second quarter. Management has committed to a formal plan to restructure certain operating activities primarily in Europe. The balance sheet reserve was revised through purchase accounting to $12.7 million as a result of the refinement of the assessment of the organization. The organizational restructuring plan, which primarily relates to the European operations, includes the closing of offices and a select curtailment of operations, the optimization of the utilization of assets and a reduction of headcount in excess of 300 employees (approximately 140 employees through December 31, 2000). During the twelve months ended December 31, 2000, the Company has spent $4.9 million of this provision primarily on severance-related items. The remaining balance of the restructuring provision was $7.8 million at December 31, 2000 consisting primarily of severance-related items. In addition, the Company charged to income an additional $0.5 million of PSM restructuring-related expenses which were not included as part of purchase accounting during the year ended December 31, 2000. The restructuring plan is expected to be substantially completed by the end of 2001.

Schedule II - Valuation and Qualifying Accounts (in millions)

---------------------------------------------------------------------------------------------------------------------------------
                Column A                        Column B              Column C               Column D      Column E
---------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                                             Charged to
                                               Balance at     Charged to       Other                       Balance at
                                               Beginning      Costs and      Accounts -     Deductions       End of
              Description                      of Period       Expenses       Describe      - Describe       Period
              -----------                      ---------      ----------     ----------     ----------     ----------
Year ended December 31, 2000:
  Deducted from assets accounts:
    Allowance for doubtful accounts               $4.7           $3.9           $2.8(2)       ($1.0)(1)       $10.4
                                                  ====           ====           ====           ====           =====

Year ended December 31, 1999:
  Deducted from assets accounts:
    Allowance for doubtful accounts               $4.2           $1.7             --          ($1.2)(1)       $ 4.7
                                                  ====           ====           ====           ====           =====

Year ended December 31, 1998:
  Deducted from assets accounts:
    Allowance for doubtful accounts               $1.5           $6.0             --          ($3.3)(1)       $ 4.2
                                                  ====           ====           ====           ====           =====

1 Write-off of uncollectible accounts.
2 Amounts recorded from acquisition of Perstorp Surface Materials.

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


               Name                   Age                                  Office
Vincent P. Langone.................   58    Director, Chairman, President and Chief Executive Officer
David T. Schneider.................   51    Vice President, Chief Financial Officer and Secretary
William Adams......................   49    Director, Executive Vice President & President of International
Steve Kuo..........................   46    President, Asian Operations
Jean Pierre Clement................   57    President, Solid Surfacing Operations
R. Eugene Cartledge................   71    Director
Thompson Dean......................   41    Director
Peter T. Grauer....................   54    Director
David Y. Howe......................   35    Director
Alexander Donald Mackenzie.........   42    Director

     Vincent P. Langone has been Director, Chairman, President and Chief Executive Officer since May 1998. From 1995 until 1997, Mr. Langone was a principal of Interbuild International, Inc. Mr. Langone was previously named President and Chief Operating Officer of Formica Corporation in 1985 when Formica became independent and privately held through a management-led leveraged buyout in which he was a principal participant and investor. After taking Formica public in 1987, Mr. Langone was appointed Chief Executive Officer in 1988. In 1989, Mr. Langone organized a group of investors led by Dillon, Read & Co. and Formica was again taken private. Under the new structure he assumed the additional role of Chairman. Mr. Langone currently serves as a director of United Retail Group and Brand Scaffolding Services.

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

     William Adams is Executive Vice President of Formica Corporation and President of International Operations. In December 2000, Mr. Adams was elected as a member of Formica Corporation's Board of Directors. He joined Formica Corporation in 1968. He has held various positions in Formica involving the following functions: research and development, yield improvement, warehousing, distribution, planning and production.

     Steve Kuo is President of Formica's Asian operations. He joined Formica Corporation in March 1985 in sales and marketing and later served as General Manager of North and East China. He was promoted to his present position in December 1997.

     Jean Pierre Clement is President of Formica's Solid Surfacing Operations. Mr. Clement has held various senior management positions within Formica in France, Canada and the United States over his 30-year tenure with the Company.

     R. Eugene Cartledge has been a director of Formica since September 2000. Mr. Cartledge was the Chairman of the Board of Savannah Foods & Industries, Inc. from April 1996 until December 1997. He was Chairman of the Board and Chief Executive Officer of Union Camp Corporation from January 1986 until his retirement in June 1994. Mr. Cartledge is also a director of Delta Air Lines, Inc., Chase Brass Industries, Inc., Sunoco, Inc., and UCAR International Inc.

     Thompson Dean has been a director of Formica since May 1998. Mr. Dean has been the Managing Partner of DLJ Merchant Banking, Inc., since November 1996. Previously, Mr. Dean was a Managing Director of DLJ Merchant Banking Inc. and its predecessor since January 1992. Mr. Dean serves as a director of Commvault Inc., Von Hoffman Corporation, Manufacturer's Services Limited, Phase

                                     III-1

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

Item 11.  Executive Compensation

---------------------------------------------------------------------------------------------------------------------------------
                                                                              Restricted   Securities
                                                               Other Annual   Stock        Underlying     LTIP       All Other
                                          Salary      Bonus    Compensation   Award(s)    Options/SARs   Payouts   Compensation
 Name and Principal Position     Year      ($)         ($)          ($)        ($) (2)         (#)         ($)         ($)
---------------------------------------------------------------------------------------------------------------------------------
Vincent P. Langone              2000    $622,500    $825,000          --          --            --          --      $ 53,048
    Director, Chairman,         1999    $600,000    $600,000          --          --            --          --      $ 52,065
    President, and C.E.O.       1998    $400,000         --           --          --            --          --      $428,649 (1)
---------------------------------------------------------------------------------------------------------------------------------
David T. Schneider              2000    $311,250    $412,000          --          --            --          --      $  6,788
    Vice-President, C.F.O.,     1999    $300,000    $300,000          --          --            --          --      $  6,421
    and Secretary               1998    $200,000         --           --          --            --          --      $134,153 (1)
---------------------------------------------------------------------------------------------------------------------------------
William Adams                   2000    $226,740    $267,000          --          --            --          --      $ 13,774
    Director, Executive Vice    1999    $194,218    $201,126          --          --            --          --      $  1,585
  President & President,        1998    $198,020    $198,020          --          --            --          --           --
  International  Operations
---------------------------------------------------------------------------------------------------------------------------------
Steve Kuo                       2000    $135,860    $  63,354         --          --            --          --      $ 24,100
    President, Asia             1999    $119,595    $  35,389         --          --            --          --      $  9,592
                                1998    $106,750    $  34,747         --          --            --          --           --
---------------------------------------------------------------------------------------------------------------------------------
Jean Pierre Clement             2000    $180,750    $  50,000         --          --            --          --      $ 34,000
    President-Solid Surfacing   1999    $168,000    $  10,000         --          --            --          --           --
                                1998         --           --          --          --            --          --           --
---------------------------------------------------------------------------------------------------------------------------------
(1)  Amounts principally represent payment for transaction fees--see "Employment
     Agreements."

(2) Messrs. Langone and Schneider purchased 104,769 and 15,715 shares of restricted stock respectively, at $1.00 per share on April 30, 1998 and purchased 70,773 and 10,619 shares of restricted stock respectively, at $1.00 per share on March 30, 2000. The purchase price of those shares reflects the fair market value of those shares, as of that date and therefore those shares are not reported as "compensation."

Employee Retirement Plan

     The Company maintains the Formica Corporation Employee Retirement Plan, a non-contributory defined benefit plan for United States employees. The retirement plan was amended and restated as of January 1, 1996, and amended again in February 1998. A second amendment to the Formica Corporation Employee Retirement Plan, effective July 1, 2000, which amends the list of eligible employees that may participate and prevents any employees hired after July 1, 2000 from participating, as well as certain other employees subject to collective bargaining or other plans. Pension benefits are determined based upon a career average pay formula. The annual pension benefit to which a salaried employee is entitled, under the plan, at the normal retirement date, which is age 65 after five years of service, is an amount equal to the sum of:

     (A) (1) 1.5 percent of earnings for each year of service, plus (2) 1.5 percent of earnings for each partial year of service to date of termination, if termination is effective other than at year end plus

                                     III-2

     (B) the accrued benefit as of June 30, 1992 determined as being the greater of (1) the benefit accrued under the retirement plan then in effect or (2) 1.5 percent of the five year average annual earnings multiplied by years of service as of June 30, 1992

     The retirement plan formula calculates annual pension amounts on a single-life annuity basis.

     The Internal Revenue Code of 1986, as amended, limits the annual amount payable to an individual under a tax qualified pension plan to $140,000, as adjusted for cost of living increases, and places limitations upon amounts payable to some individuals. The Code also limits the amount of annual compensation that may be taken into account by a plan to $170,000, as adjusted for cost of living increases.

     Messrs. Langone and Schneider are the only two named executive officers who participate in our retirement plan. Estimated annual benefits payable upon retirement under the retirement plan to Messrs. Langone and Schneider are $79,950 and $73,491 assuming current Code limitations, no change in present salary and continued employment to retirement at age 65. For each of Messrs. Langone and Schneider, the amount of that benefit attributable to employment with Formica prior to or during 1998 would be $56,138 and $33,316, respectively, and the amount of that benefit attributable to employment with Formica after 1998 would be $23,812 and $40,175. As discussed below, the amount of that benefit attributable to employment with Formica after 1998 will be applied to offset benefits to which Messrs. Langone and Schneider would be entitled under our supplemental retirement plan. Mr. Langone was previously employed by American Cyanamid, Formica's former parent, and, therefore, his benefits would be reduced by any amounts payable under the American Cyanamid retirement plan.

Supplemental Executive Retirement Plan

     The following table shows the estimated annual benefits payable upon retirement to participants in our Supplemental Executive Retirement Plan.

-----------------------------------------------------------------------------------------------------
                                        Estimated Annual Retirement Benefits
-----------------------------------------------------------------------------------------------------
                                        Years of Service
-----------------------------------------------------------------------------------------------------
      Final Average Compensation              5                10              15            20
-----------------------------------------------------------------------------------------------------
                             $ 200,000       $ 75,000         $150,000        $225,000      $300,000
-----------------------------------------------------------------------------------------------------
                               225,000         84,375          168,750         253,125       337,500
-----------------------------------------------------------------------------------------------------
                               250,000         93,750          187,500         281,250       375,000
-----------------------------------------------------------------------------------------------------
                               300,000        112,500          225,000         337,500       450,000
-----------------------------------------------------------------------------------------------------
                               400,000        150,000          300,000         450,000       500,000
-----------------------------------------------------------------------------------------------------
                               450,000        168,750          337,500         500,000       500,000
-----------------------------------------------------------------------------------------------------
                               500,000        187,500          375,000         500,000       500,000
-----------------------------------------------------------------------------------------------------
                               600,000        225,000          450,000         500,000       500,000
-----------------------------------------------------------------------------------------------------
                               700,000        362,500          500,000         500,000       500,000
-----------------------------------------------------------------------------------------------------
                               800,000        300,000          500,000         500,000       500,000
-----------------------------------------------------------------------------------------------------
                               900,000        337,500          500,000         500,000       500,000
-----------------------------------------------------------------------------------------------------
                             1,000,000        375,000          500,000         500,000       500,000
-----------------------------------------------------------------------------------------------------

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

     The supplemental plan provides additional annual retirement benefits equal to, for a participant who has completed at least 25 years of service with Formica, 60% of his average earnings as determined

                                     III-3
above. The maximum annual retirement benefit payable under the supplemental plan, prior to any offset, shall be $500,000. No separate accounts are maintained under the supplemental plan.

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

     During the year ended December 31, 2000, Messrs. Langone and Schneider were the only two participants in the supplemental plan. Each of Messrs. Langone and Schneider currently is credited with 2 years of service for purposes of benefit accrual under the supplemental plan. Under their employment agreements, upon a termination without cause, for good reason including a change of control of Formica, or upon disability, each of Messrs. Langone and Schneider will be entitled to fully vested benefits under the supplemental plan paid in lump sum, adding two years to their credited years of service for purposes of computing benefits.

Formica Limited 1998 Pension Scheme

     The following table shows the estimated annual benefits payable upon retirement to participants in the Formica Limited 1998 Pension Scheme.

-----------------------------------------------------------------------------------------------------
                                                    Estimated Annual Retirement Benefits
-----------------------------------------------------------------------------------------------------
                                                              Years of Service
-----------------------------------------------------------------------------------------------------
      Final Average Compensation             15               20              25            30
-----------------------------------------------------------------------------------------------------
                              $150,000       $ 37,508         $ 50,010        $ 62,513      $ 75,015
-----------------------------------------------------------------------------------------------------
                               175,000         43,759           58,450          72,931        87,518
-----------------------------------------------------------------------------------------------------
                               200,000         50,010           66,680          83,350       100,020
-----------------------------------------------------------------------------------------------------
                               250,000         62,513           83,350         104,188       125,025
-----------------------------------------------------------------------------------------------------
                               300,000         75,015          100,020         125,025       150,030
-----------------------------------------------------------------------------------------------------
                               400,000        100,020          133,360         166,700       200,040
-----------------------------------------------------------------------------------------------------
                               450,000        112,523          150,300         187,538       225,045
-----------------------------------------------------------------------------------------------------
                               500,000        125,025          166,700         208,375       250,050
-----------------------------------------------------------------------------------------------------
                               600,000        150,030          200,040         250,050       300,060
-----------------------------------------------------------------------------------------------------

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

     The benefit amounts set forth in the table above are contingent upon a participant's retirement after age 60. If a participant retires before age 60 but no earlier than age 50, the participant shall be eligible to receive the retirements calculated as described above reduced by 5% for every year the participant retires earlier than age 60. If a participant retires earlier than age 50, the participant shall not receive benefits under the U.K. scheme.

                                     III-4

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

The 1998 Restricted Stock Plan

     On April 30, 1998, the board of directors and shareholders of Laminates approved and adopted the Laminates Management Restricted Stock Program. The plan authorizes purchases by eligible employees of Laminates and its subsidiaries, selected at the discretion of the committee referred to below, of restricted shares of common stock of Laminates. Any shares of restricted stock purchased under the plan are subject to forfeiture upon the participating employee's termination of employment with Laminates or any of its subsidiaries until those shares have vested in accordance with the terms described below. The only employees who have participated in the plan to date are Messrs. Langone and Schneider.

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

     The number of shares which may be issued under the plan was 157,153 subject to adjustments upon the occurrence of various events and as follows. As of December 31, 2000, 201,876 shares have been allocated to and purchased by Messrs. Langone and Schneider, 20,766 shares have been allocated to and purchased by other management employees under the 1998 and 1999 stock plans, and 15,903 shares are available under the plan for future purchase. Subject to various exceptions, upon the issuance by Laminates of additional equity following the effectiveness of the acquisition, additional shares will be available under the plan equal to from 12.5% to 5.5% of the additional common stock issued, depending upon the amount and timing of the issuance.

     Purchase Price. Unless otherwise determined by the committee, the price at which each share of restricted stock may be purchased under the plan shall be the fair market value of a share of common stock on the date of purchase.

                                     III-5

     Vesting. Each restricted share will vest in accordance with the terms of the applicable purchase agreement between Laminates and the participating employee. 60% of the shares currently issued under the plan will be subject to time-based vesting and 40% of the shares issued under the plan are subject to performance-based vesting. The time-based shares vest on a five year schedule, 20% on each anniversary of purchase, and the performance-based shares vest on a five year schedule provided that EBITDA targets are met. The issued time-based shares vest upon termination of a participating employee's employment due to death, disability, without cause or for good reason and upon a change of control of Laminates and the issued performance-based shares vest upon a change of control of Laminates occurring within 20 months of the effectiveness of the acquisition, and thereafter only if investment return targets are met.

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

The 1999 Stock Plan

     On March 18, 1999, the board of directors of Laminates approved and adopted the Laminates 1999 Stock Plan. The plan authorizes purchases by eligible employees of Laminates and its subsidiaries, selected at the discretion of the committee referred to below, of shares of preferred stock, shares of common stock, and restricted shares of common stock of Laminates. Any shares of restricted stock purchased under the plan are subject to repurchase by Laminates at the purchase price upon the participating employee's termination of employment with Laminates or any of its subsidiaries until those shares have vested in accordance with the terms described below.

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

     The number of preferred shares which may be issued under the plan is 15,401 and the number of common shares is 55,004, including 36,669 shares of restricted stock available for future purchase under the 1998 Restricted Stock Plan. As of December 31, 2000, 7,791 preferred shares and 30,041 common shares, including 20,766 restricted shares, have been purchased by management employees other than Messrs. Langone and Schneider.

     Purchase Price. Unless otherwise determined by the committee, the price at which each share of preferred and common stock may be purchased under the plan shall be the fair market value of a share of stock on the date of purchase.

     Vesting. Each restricted share will vest in accordance with the terms of the applicable purchase agreement between Laminates and the participating employee. 50% of the shares currently issued under the plan will be subject to time-based vesting and 50% of the shares issued under the plan are subject to performance-based vesting. The time-based shares vest on a five year schedule, 20% on each anniversary of purchase, and the performance-based shares vest on a five year schedule provided that EBITDA targets are met.

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

                                     III-6

Employment Agreements

     Vincent Langone and David Schneider. Messrs. Langone and Schneider have entered into employment agreements with Laminates on the following terms, effective as of April 30, 1998. The employment agreements have a duration of three years from their effectiveness subject to automatic extensions for one year periods on their second and each subsequent anniversary, absent notice of non-renewal by either party. The employment agreements provide for initial annual base salaries of $600,000 and $300,000, respectively, for Messrs. Langone and Schneider, and, contingent upon Laminates' achievement of EBITDA targets, payment of cash bonuses.

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

         o our failure to obtain the specific assumption of the employment agreement by any successor or assign or any person acquiring substantially all of our assets

         o our failure to perform in any material respect our stated duties under the employment agreement, which is not remedied within 30 days of notice to us by the executive

         o movement of our principal offices to a location more than 35 miles from Newark, New Jersey

         o our failure to keep in effect the policy of directors' and officers' liability insurance or

         o  a change of control

                                     III-7

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

Compensation of Directors

     Nonemployee directors receive a quarterly retainer of $4,500, a fee of $2,500 for each Board meeting attended and a fee of $1,000 for each Committee meeting attended.

                                     III-8

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information with respect to the beneficial ownership of Formica's voting securities as of December 31, 2000 by (1) each person or group known to Formica who beneficially owns more than five percent of voting securities of Formica, (2) each of Formica's directors, (3) each executive officer of Formica and (4) all directors and executive officers of Formica as a group:

Name of Beneficial Owner                                  Percentage of Class
------------------------                                  -------------------
Laminates Acquisition Co. (2)
    277 Park Avenue
    New York, New York 10072...........................           100.0%
FM Holdings Corp.
    15 Independence Boulevard
   Warren, New Jersey  07059...........................           100.0%
R. Eugene Cartledge
    6 Skidaway Village Walk
   Savannah, Georgia  31411............................           --
Thompson Dean
   DLJ Merchant Banking Inc.
   277 Park Avenue
   New York, New York 10072............................           --
Peter Grauer
   DLJ Merchant Banking Inc.
   277 Park Avenue
   New York, New York 10072............................           --
David Y. Howe
   Citicorp Venture Capital, Ltd.
   399 Park Avenue
   New York, New York 10043............................           --
Alexander Donald Mackenzie
   CVC Capital Partners Limited
   Hudson House
   8-10 Tavistock Street                                          --
   London WC2E 7PP.....................................
Vincent Langone........................................           --
David Schneider........................................           --
William Adams..........................................           --
Steve Kuo..............................................           --
Jean Pierre Clement....................................           --
All directors and officers as a group (10 persons).....           --
-------------------------------------------------------

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

(2) Includes securities held by FM Holdings, which is a wholly-owned subsidiary of Laminates.
--------------------------------------------------------------------------------

                                     III-9

         The following table sets forth information with respect to the beneficial ownership of Laminates' voting securities as of December 31, 2000 by
(i) each person or group known to Formica who beneficially owns more than five percent of Laminate's voting securities, (ii) each of Formica's directors,
(iii) each executive officer of Formica and (iv) all directors and executive officers of Formica as a group:

                                                                         Number of        Percentage of
              Name of Beneficial Owner                                   Shares (1)           Class
              ------------------------                                   ----------           -----

DLJ Merchant Banking Funds (2)....................................       1,128,289 (3)        50.0%
CVC European Equity Partners, L.P.
   Hudson House
   8-10 Tavistock Street
   London, WC2E 7PP...............................................         240,198 (4)        11.8%
CVC European Equity Partners (Jersey) L. P.
   Hudson House
   8-10 Tavistock Street
   London, WC2E 7PP...............................................          28,920 (5)         1.4%
Euro Ventures PTE Ltd.
    250 Northbridge Road
    Raffles City Tower, Singapore  17910..........................         161,074 (6)         7.9%
MMI Products, L.L.C.
    399 Park Avenue
    New York, New York  10043.....................................         269,118 (7)        13.2%
R. Eugene Cartledge
    6 Skidaway Village Walk
    Savannah, Georgia  31411......................................             880 (8)         --
Thompson Dean
   DLJ Merchant Banking Inc.
   277 Park Avenue                                                           --                --
   New York, New York 10072.......................................
Peter Grauer
   DLJ Merchant Banking Inc.
   277 Park Avenue
   New York, New York 10072.......................................           --                --
David Y. Howe
   Citicorp Venture Capital, Ltd.
   399 Park Avenue
   New York, New York 10043.......................................           --                --
Alexander Donald Mackenzie
   CVC Capital Partners Limited
   Hudson House
   8-10 Tavistock Street
   London WC2E 7PP................................................           --                --
Vincent Langone...................................................         219,657 (9)        11.8%
David Schneider...................................................          41,039 (10)        2.2%
William Adams.....................................................           5,816 (11)        0.3%
Steve Kuo.........................................................             525 (12)        --
Jean Pierre Clement...............................................           1,800 (13)        --
All directors and officers as a group (10 persons)
(8)(9)(10)(11)(12)(13)............................................         269,717            14.5%

-----------------------------------------------

                                     III-10

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

(3)  Includes 200,628 shares that may be acquired upon exercise of warrants.

(4)  Includes 22,313 shares that may be acquired upon exercise of warrants.

(5)  Includes 2,687 shares that may be acquired upon exercise of warrants.

(6)  Includes 14,599 shares that may be acquired upon exercise of warrants.

(7)  Includes 25,000 shares that may be acquired upon exercise of warrants.

(8)  Includes 75 shares that may be acquired upon exercise of warrants.

(9) Includes 175,542 shares of restricted stock, of which 105,326 are time-based shares and 70,216 are performance- based shares. See "Management--The 1998 Restricted Stock Plan."

(10) Includes 26,334 shares of restricted stock, of which 15,800 are time-based shares and 10,534 are performance- based shares. See "Management--The 1998 Restricted Stock Plan."

(11) Includes 4,616 shares of restricted stock, of which 2,308 are time based shares and 2,308 are performance-based shares. See "Management--The 1999 Stock Plan."

(12) Includes 350 shares of restricted stock, of which 175 are time-based shares and 175 are performance-based shares. See "Management --The 1999 Stock Plan."

(13) Includes 1,200 shares of restricted stock, of which 600 are time-based shares and 600 are performance-based shares. See "Management --The 1999 Stock Plan."

Item 13. Certain Relationships and Related Transactions

     DLJ Capital Funding, Inc., an affiliate of DLJ Merchant Banking Partners II L.P. and its affiliates (DLJ Merchant Banking), has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of the Credit Facility and as a lender thereunder. In 2000, the aggregate amount of all fees paid to the various DLJ entities in connection with the acquisition of PSM and the syndication of the Credit Facility was approximately $6.0 million.

     Laminates Funding, Inc., an affiliate of DLJ Merchant Banking, was a purchaser of a portion of the bridge notes and received customary fees and expenses in connection therewith. Donaldson, Lufkin & Jenrette Securities Corporation, also an affiliate of DLJ Merchant Banking, acted as the initial purchaser of the Senior Subordinated Notes. The aggregate amount of all fees paid to the various DLJ entities in connection with the Laminates acquisition and the offering of the Senior Subordinated Notes was approximately $8.5 million.

     Formica and its subsidiaries may from time to time enter into financial advisory or other investment banking relationships with Credit Suisse First Boston Corporation (an affiliate of DLJ Merchant Banking) or one of its affiliates whereby Credit Suisse First Boston Corporation or its affiliates will receive customary fees and will be entitled to reimbursement for all related reasonable disbursements and out-of-pocket expenses. Formica expects that any arrangement will include provisions for the indemnification of Credit Suisse First Boston Corporation against a variety of liabilities, including liabilities under the federal securities laws.

                                     III-11

     In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates. These arrangements are short-term in nature and generally bear no interest. At December 31, 2000 and 1999, there was approximately $0.9 million and $1.0 million outstanding under these arrangements. See Note 11 to the accompanying consolidated financial statements.

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Formica Corporation and subsidiaries are included in Item 8:

   Consolidated Balance Sheets - December 31, 2000 and 1999.

   Consolidated Statements of Operations - Years ended December 31, 2000 and
     1999, Eight-months ended December 31, 1998 and Four-months ended April 30, 1998.

   Consolidated Statements of Changes in Stockholders' Equity - Years ended
     December 31, 2000 and 1999, Eight-months ended December 31, 1998 and Four-months ended April 30, 1998.

   Consolidated Statements of Cash Flows - Years ended December 31, 2000 and
     1999, Eight-months ended December 31, 1998 and Four-months ended April 30, 1998.

   Notes to Consolidated Financial Statements - Years ended December 31, 2000 and 1999, Eight-months ended December 31, 1998 and Four-months ended April 30, 1998.

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

                                     III-12

(a)(3) Exhibits:

Exhibit
Number                                      Exhibit Description
--------------------------------------------------------------------------------
     2.1 Certificate of Merger between Formica and DSH (filed as an Exhibit 2.1 to the Form 8-K filed May 31, 2000, and incorporated herein by reference.)
     2.2 Share Transfer Agreement between Perstorp Nederland B.V. and Decorative Surfaces Holding AB (filed as an Exhibit 2.2 to the Form 8-K filed May 31, 2000, and incorporated herein by reference.)
     3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
     3.2 By laws (filed as Exhibit 3.1 to the Registration Statement on Form
         S-1 filed August 10, 1999, and incorporated herein by reference.)
    10.1 Investors' Agreement dated as of April 30, 1998 among Laminates, the DLJ Merchant Banking Funds, the institutional investors and the management shareholders (filed as Exhibit 10.1 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
    10.2 Restricted Stock Program (filed as Exhibit 10.2 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
    10.3 Employment Agreement of Vincent Langone (filed as Exhibit 10.3 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
    10.4 Employment Agreement of David Schneider (filed as Exhibit 10.4 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
    10.5 Employment Agreement of William Adams (filed as Exhibit 10.5 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
    10.6 Employment Agreement of Steven Kuo (filed as Exhibit 10.6 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
    10.7 Second Amended and Restated Credit Agreement dated May 26, 2000 between the Company and various Financial Institutions, DLJ Capital Funding, Inc., Bankers Trust Company and Credit Suisse First
         Boston1999 (filed as an Exhibit 2.2 to the Form 8-K/A filed August 1, 2000, and incorporated herein by reference.)
    10.8 Restated Formica Corporation Employee Retirement Plan dated as of January 1, 1996, as amended (filed as Exhibit 10.9 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
  10.8.1 Second Amendment to Formica Corporation Employee Retirement Plan, dated June 2, 2000.
    10.9 Formica Taiwan Corporation Employee Retirement Plan dated as of December 23, 1986 (filed as Exhibit 10.10 to the Registration
         Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
   10.10 Formica UK Corporation Employee Retirement Plan (filed as Exhibit
         10.11 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
   10.11 Laminates 1999 Stock Plan (filed as Exhibit 10.12 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
   10.12 Laminates 1999 Stock Purchase Agreement (filed as Exhibit 10.13 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
   10.13 Registration Rights Agreement dated as of February 22, 1999 between Formica and Donaldson, Lufkin & Jenrette Securities Corporation, BT Alex. Brown Incorporated and Credit Suisse First Boston as Initial Purchasers (filed as Exhibit 1.1 to the Registration Statement on Form S-1 filed August 10, 1999, and incorporated herein by reference.)
   10.14 Indenture, dated as of February 22, 1999 between Formica and the Trustee (filed as Exhibit 4.1 to the Registration Statement on Form
         S-1 filed August 10, 1999, and incorporated herein by reference.)
      12 Computation of Ratio of Earnings to Fixed Charges
      21 Subsidiaries of Formica (included on page E-1 of this registration statement)
--------------------------------------------------------------------------------

 (b) Reports on Form 8-K

         No Current Reports on Form 8-K were filed by Formica during the fourth quarter of fiscal 2000.



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


                                         FORMICA CORPORATION

                                         By: /s/ David T. Schneider
                                            ------------------------------------
                                            David T. Schneider
                                            Vice President, Chief Financial
                                            Officer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1933, this Report has been signed by the following persons in the capacities and on the dates indicated.


         Signature                         Title                       Date


  /s/ Vincent P. Langone
-----------------------------
    Vincent P. Langone          Director, Chairman, President     March 22, 2001
                                and Chief Executive Officer



  /s/ David T. Schneider
-----------------------------
    David T. Schneider          Vice President, Chief             March 22, 2001
                                Financial Officer and
                                Secretary



     /s/ William Adams
-----------------------------
       William Adams            Director, Executive Vice          March 22, 2001
                                President and President
                                of International



  /s/ R. Eugene Cartledge
-----------------------------
      R. Eugene Cartledge       Director                          March 22, 2001



     /s/ Thompson Dean
----------------------------
       Thompson Dean            Director                          March 22, 2001



    /s/ Peter T. Grauer
----------------------------
      Peter T. Grauer           Director                          March 22, 2001


                                     III-14

         Signature                         Title                       Date


     /s/ David Y. Howe
----------------------------
       David Y. Howe            Director                          March 22, 2001


/s/ Alexander Donald Mackenzie
----------------------------
 Alexander Donald Mackenzie     Director                          March 22, 2001



                                     III-15