Form 10-Q
period 2001-03-31
FORMICA CORP
filed 2001-05-10
CIK 814241

(NY) 08218/001/10Q/EDGAR/may0901_10q.txt

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   Form 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15 (D) OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                             YES  X            NO
                                 ---             ---

                                                   Shares Outstanding as
             Title                                   of March 31, 2001
             -----                                ----------------------
Common Stock, $.01 par value per share            100 Shares Outstanding

                              FORMICA CORPORATION

                                     Index

Part I.   Financial Information                                            Page

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 2001 and
          December 31, 2000                                                  1
          Condensed Consolidated Statements of Operations for the three
          months ended March 31, 2001 and 2000                               2
          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 2001 and 2000                               3
          Notes to the Condensed Consolidated Financial Statements           4
Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              9
Item 3.   Quantitative and Qualitative Disclosure of Market Risk            14

Part II.  Other Information
Item 1.   Legal Proceedings                                                 14
Item 6.   Exhibits and Reports on Form 8-K                                  14

Signatures                                                                  15

Part I. Financial Information
Item 1: Financial Statements

                              FORMICA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                       March 31,    December 31,
                                                          2001         2000
                                                      -----------   -----------
                                     ASSETS           (Unaudited)   (Audited)
                                     ------
CURRENT ASSETS:
   Cash and cash equivalents                           $      4.6   $       3.4
   Accounts receivable, net                                 118.6         112.2
   Inventories                                              164.1         157.2
   Prepaid expenses and other current assets                 20.2          19.1
   Deferred income taxes                                     23.5          24.0
                                                       ----------   -----------
          Total current assets                              331.0         315.9

PROPERTY, PLANT AND EQUIPMENT, net                          357.4         370.3

OTHER ASSETS:
   Intangible assets, net                                   160.2         168.6
   Other non-current assets                                  25.3          24.6
                                                       ----------   -----------
          Total assets                                 $    873.9   $     879.4
                                                       ==========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term debt                $     34.3   $      29.7
   Accounts payable                                          63.6          68.3
   Accrued expenses and other current liabilities            65.6          79.5
                                                       ----------   ------------
          Total current liabilities                         163.5         177.5

LONG-TERM DEBT                                              477.9         440.9
DEFERRED INCOME TAXES                                       124.1         130.0
OTHER LIABILITIES                                            37.9          39.7
                                                       ----------   ------------
          Total liabilities                                 803.4         788.1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - par value $.01 per share -
     authorized 1,000 shares, none issued or
     outstanding                                               -             -
   Common stock - par value $.01 per share -
     authorized 2,000 shares, issued and
     outstanding 100 shares                                   0.1           0.1
   Additional paid-in capital                               217.0         217.0
   Accumulated deficit                                      (99.9)        (91.9)
   Accumulated other comprehensive loss                     (46.7)        (33.9)
                                                       -----------  -----------
          Total stockholders' equity                         70.5          91.3
                                                       -----------  -----------
          Total liabilities and stockholders' equity   $    873.9   $     879.4
                                                       ===========  ============

         See notes to the condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in millions)


                                                           Three Months Ended
                                                              March 31,
                                                        ----------------------
                                                          2001          2000
                                                        --------      --------

NET SALES                                                $194.1        $146.3

COST OF PRODUCTS SOLD                                     147.1         106.7

INVENTORY MARKDOWN FROM RESTRUCTURING                      ---            1.9
                                                        -------        ------

                Gross profit                               47.0          37.7

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                   46.6          39.7

PROVISION FOR RESTRUCTURING                                 0.2           4.1

COST OF TERMINATED ACQUISITIONS                            ---            0.4
                                                        -------        ------

                Operating income (loss)                     0.2          (6.5)

INTEREST EXPENSE                                          (13.1)        (10.0)

OTHER INCOME                                                2.1           0.6
                                                        -------        ------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (10.8)        (15.9)

INCOME TAX BENEFIT (PROVISION)                              2.8          (0.9)
                                                        --------       -------

                Net loss                                $  (8.0)       $(16.8)
                                                        ========       ======


         See notes to the condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)

                                                          Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          2001            2000
                                                        --------        --------

CASH USED IN OPERATIONS                                 $ (36.3)        $  (3.6)

INVESTING ACTIVITIES:
   Capital expenditures and investments, net               (6.4)           (2.8)
                                                        -------         --------
       Net cash used in investing activities               (6.4)           (2.8)

FINANCING ACTIVITIES:
   Net borrowings under lines of credit                    47.4             8.4
   Repayments of debt                                      (3.2)           (1.7)
                                                        -------         --------
       Net cash provided by financing activities           44.2             6.7

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                   (0.3)           (0.8)
                                                        -------         --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            1.2            (0.5)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD        3.4             7.8
                                                        -------         --------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD          $   4.6         $   7.3
                                                        =======         ========



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

      Certain reclassifications have been made to prior period amounts to conform with the current period presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC").

(2)   ACQUISITION:

      On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM") from Perstorp AB (Sweden) for approximately $177.5 million (including approximately $2 million of transaction costs). DSH was a wholly-owned subsidiary of Holdings (the parent company of Formica) whose sole asset was its investment in PSM. On May 26, 2000, Holdings contributed all of the stock of DSH to Formica. The acquisition was accounted for on an as-if pooling basis because it was a combination of entities under common control. Accordingly, Formica's results of operations reflect the acquisition and related purchase accounting by DSH on March 31, 2000 for all periods beginning April 1, 2000 and thereafter.

      The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2001 and 2000 assume the acquisition had occurred at the beginning of 2000 (in millions):

                                    Three months ended
                                March 31,        March 31,
                                  2001             2000
                               ------------    ------------
             Net sales          $ 194.1         $ 201.4
             Net loss              (8.0)          (19.9)


      In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2000, or of future results.

 (3)  INVENTORIES:

      Major classes of inventories are as follows:

                                March 31,      December 31,
                                   2001            2000
                                ---------      ------------
                                       (in millions)

             Finished goods     $  89.7           $  88.2
             Work-in-process       16.1              14.4
             Raw materials         58.3              54.6
                                -------           -------
             Total                164.1            157.2
                                =======           =======

(4)   LONG-TERM DEBT:

      As of March 31, 2001, Formica had $512.2 million of indebtedness outstanding compared to $470.6 million as of December 31, 2000. The increase of $41.6 million was primarily the result of additional borrowings under the Company's revolving credit facility during the three months ended March 31, 2001. The Company's credit facility contains financial covenants requiring the Company to maintain minimum EBITDA, minimum coverage of interest expense and fixed charges and a maximum leverage ratio. The Company was in compliance with the financial covenants as of March 31, 2001. The Company's continued compliance with debt covenants is dependent upon future economic performance which may be affected by economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control.

(5)   RESTRUCTURING:

      Prior to May 1, 1998, the management of the Company formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million included as part of its purchase accounting. The remaining balance of this restructuring provision related to severance payments at March 31, 2001 is $0.2 million and will be substantially completed in 2001.

      On March 1, 2000, the Company's management committed to a formal plan to restructure certain operating activities in North America and provided for a restructuring provision of $6.0 million of which approximately $0.6 million was remaining at December 31, 2000, consisting of $0.3 million of facility closing costs and $0.3 million of severance and severance related items. The Company's management evaluated the restructuring reserve balance at March 31, 2001 and determined that approximately $0.2 million was necessary for the remaining facility closing costs in North America. Therefore, approximately $0.3 million of the reserve balance was reversed and included in income as an offset to the original provision for restructuring during the three months ended March 31, 2001. The change in estimate was attributable to lower than anticipated severance-related costs. During the three months ended March 31, 2001, the Company utilized $0.1 million of its restructuring reserve for facility closing costs. In addition, the Company incurred an additional $0.2 million of restructuring-related expenses for the North America operations during the three months ended March 31, 2001. Under the current timetable, the Company projects the restructuring plan will be completed by mid-year 2001.

      On June 1, 2000, the Company's management committed to a formal plan to restructure certain of its operations within Europe and provided for a restructuring provision of $1.5 million of which approximately $1.0 million was remaining at December 31, 2000, consisting of $0.6 million of severance and severance- related items and $0.4 million of facility closure costs. During the three months ended March 31, 2001, the Company utilized $0.4 million of its restructuring reserve including translation effects for severance and severance related items and facility closure costs. The remaining reserve balance at March 31, 2001 was $0.6 million consisting primarily of severance-related items and facility closure costs. In addition, the Company incurred an additional $0.3 million of restructuring-related expenses for the European distribution operations as a result of the integration of the PSM operations during the three months March 31, 2001. Under the current timetable, the Company projects that the restructuring plan will be substantially completed by mid-year 2001.

      As a result of the PSM acquisition, management committed to a formal plan to restructure certain operating activities primarily in Europe with the purpose of formulating a structure for the combined organization. Balance sheet reserves of $12.7 million for organizational restructuring were established as part of purchase accounting of which approximately $7.8 million was remaining at December 31, 2000, consisting primarily of severance related items. During the three months ended March 31, 2001, the Company utilized $1.2 million of the reserve including translation effects primarily on severance-related items. The remaining balance of the restructuring provision was $6.6 million at March 31, 2001 consisting primarily of severance-related items. The restructuring plan is expected to be substantially completed by the end of 2001.

(6)   CONTINGENT MATTERS:

      The Company is involved in various proceedings relating to environmental matters. It is the Company's policy to accrue liabilities for remedial investigations and clean-up activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. In the ordinary course of business, the Company has been or is the subject of or party to various pending litigation and claims. Currently, the

      Company has been named as a potentially responsible party at several Superfund sites and has reserved approximately $3.8 million at March 31, 2001 and December 31, 2000, respectively, for these matters to recognize a reasonable estimate of the probable liability. While it is not possible to predict with certainty the outcome of any potential litigation or claims, the Company believes any known contingencies, individually or in the aggregate, will not have a material adverse impact on its financial position or results of operations. However, depending on the amount and timing of an unfavorable resolution of this contingency, it is possible that the Company's future cash flows could be materially affected in a particular quarter.

      Formica's operations are subject to federal, state, local and foreign environmental laws and regulations governing both the environment and the work place. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

      On April 5, 1999, the Company received a subpoena covering the period from January 1, 1994 until April 1, 1999 from a federal grand jury in connection with an investigation into possible antitrust violations in the United States market for high-pressure laminate. The Company has produced documents and provided other information in response to the subpoena, and a number of present or former Formica employees have appeared for testimony before the grand jury or have been interviewed by the Staff of the Antitrust Division of the U.S. Department of Justice in connection with the investigation. On May 1, 2001, the Company was informed by the Staff of the Antitrust Division of the U.S. Department of Justice that the investigation had been closed.

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

(7)   COMPREHENSIVE LOSS:

      Total comprehensive loss was $20.8 million and $18.8 million for the three months ended March 31, 2001 and 2000, respectively. The difference between comprehensive loss and net loss results from foreign currency translation adjustments.

(8)   RELATED PARTY TRANSACTIONS:

      In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates. These arrangements are short-term in nature and generally bear no interest. At March 31, 2001 and December 31, 2000, there was approximately $0.9 million outstanding under these arrangements.

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

(9)   CHANGES IN ACCOUNTING ESTIMATES:

      Effective January 1, 2001, the Company made certain changes in accounting estimates relating to its depreciable asset lives which resulted in an increase in depreciation expense charges totaling approximately $0.5 million for the three-month period ended March 31, 2001. The annual impact of this change for 2001 is expected to result in increased depreciation expenses of approximately $1.8 million. The change in accounting estimates resulted from a review by management of certain assets' depreciable lives.

(10)  SEGMENT INFORMATION:

      The Company is principally engaged in a single line of business: the design, manufacture and distribution of decorative surfacing products. Substantially all revenues result from the sale of decorative surfaces and related products through domestic and international distributors and direct accounts. The Company's operations are managed on a geographic basis and, therefore, reportable segments are based on geographic areas. The Company's market presence in Europe, the Americas and Asia was increased as a result of the PSM acquisition. The Company measures segment results as operating income (loss), which is defined as income
      (loss) before interest expense, other income (expense) and income taxes. Depreciation and amortization expense is included in the measure of segment results. Segment revenues are defined as net sales to external customers of each segment. All intercompany sales and expenses have been eliminated in determining segment revenues and segment profit (loss).

                                                      Three Months Ended
                                                          March 31,
                                               ------------------------------
                                                  2001                 2000
                                               ---------            ---------
                                                      (in millions)
        Segment revenues:
          United States                        $    78.5            $    82.8
          Americas - Other                          22.2                 11.7
          Europe                                    73.3                 35.0
          Asia                                      20.1                 16.8
                                               ---------            ---------
                 Total                         $   194.1            $   146.3
                                               =========            =========

        Segment profit (loss):
          Americas                              $   (4.0)           $   (11.1)
          Europe                                     1.8                  2.7
          Asia                                       2.4                  1.9
                                               ---------            ---------
                 Total                         $     0.2            $    (6.5)
                                               =========            =========

        Depreciation and amortization
          included in segment profit (loss):
          Americas                             $     9.6            $     8.9
          Europe                                     4.9                  2.2
          Asia                                       1.2                  1.0
                                               ---------            ---------
                 Total                         $    15.7            $    12.1
                                               =========            =========

        A reconciliation of total segment
          profit (loss) to loss before
          provision for income taxes is as follows:
          Segment profit (loss)                $     0.2            $    (6.5)
          Interest expense                         (13.1)               (10.0)
          Other income                               2.1                  0.6
                                               ---------            ----------
                 Loss before provision for
                   income taxes                $   (10.8)           $   (15.9)
                                               =========            =========

        (10)  SEGMENT INFORMATION continued:

                                               March 31,          December 31,
                                                 2001                2000
                                               ---------          ------------
        Total assets:
          United States                        $   419.6            $   418.7
          Americas - Other                          74.8                 76.6
          Europe                                   296.0                301.3
          Asia                                      83.5                 82.8
                                               ---------            ---------
                 Total                         $   873.9            $   879.4
                                               =========            =========

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

         On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM") from Perstorp AB (Sweden). DSH was a wholly-owned subsidiary of Holdings (the parent company of Formica) whose sole asset was its investment in PSM. On May 26, 2000, Holdings contributed all of the stock of DSH to Formica. Accordingly, Formica's results of operations reflect the acquisition and related purchase accounting by DSH on March 31, 2000 for all periods beginning April 1, 2000 and thereafter.

         Results of Operations

         The Company's net loss for the three months ended March 31, 2001 was $8.0 million compared to a net loss of $16.8 million for the three months ended March 31, 2000. Earnings before interest expense (not net of interest income), income tax expense, and depreciation and amortization expenses (EBITDA) for 2001 was $18.0 million compared to $6.2 million for 2000, an increase of $11.8 million. Excluding the 2001 charges of $0.2 million for the costs of restructuring and $0.3 million for acquisition related expenses as well as the 2000 charges of $6.0 million for the costs of restructuring and $0.4 million for the cost of a terminated acquisition, Adjusted EBITDA therefore was $18.5 million in 2001 compared to $12.6 million in 2000, an increase of $5.9 million or 46.8%.

         First Quarter of 2001 Compared to First Quarter of 2000

                  Net Sales. Net sales for 2001 were $194.1 million, compared to net sales of $146.3 million for 2000, an increase of $47.8 million, or 32.7%. This increase is primarily due to the inclusion of PSM sales in 2001 partially offset by lower volumes and the impact of unfavorable foreign exchange translation. Net sales in the Americas increased to $100.7 million in 2001 from $94.5 million in 2000, an increase of $6.2 million, or 6.6%. This increase is primarily due to the inclusion of PSM sales and higher selling prices offset by lower HPL and flooring volumes from the slowdown in the economy and customer destocking activity. Net sales in Europe increased $38.3 million to $73.3 million in 2001 from $35.0 million in 2000, primarily due to the inclusion of PSM offset by lower HPL volumes and the effects of foreign exchange translations. Net sales in Asia increased to $20.1 million in 2001 from $16.8 million in 2000, an increase of $3.3 million, or 19.6%, resulting primarily from the inclusion of PSM sales offset by the impact of unfavorable foreign exchange translation.

                  Gross Profit. Gross profit for 2001 was $47.0 million, compared to gross profit of $37.7 million for 2000, an increase of $9.3 million, or 24.7%. Gross profit as a percentage of net sales in 2001 decreased to 24.2% from 25.8% in 2000. Excluding the $1.9 million charge in the 2000 period related to the markdown in inventory from the restructuring of the North America operations, gross profit increased $7.4 million or 18.7%.

                  Gross Profit in the Americas increased to $24.3 million in 2001 from $23.3 million in 2000, or 4.3%. Excluding the $1.9 million inventory markdown in 2000, gross profit in the Americas decreased $0.9 million. Gross profit as a percentage of net sales for the Americas decreased to 24.1% in 2001 from 26.7% in 2000, principally as a result of higher costs for raw materials and labor and increased transportation and energy costs partially offset by higher selling prices. Gross profit in Europe and Asia increased $8.3 million to $22.7 million in 2001 from $14.4 million in 2000, primarily due to the inclusion of the PSM business. As a percentage of net sales, gross profit in Europe and Asia decreased to 24.3% in 2001 from 27.8% in 2000, principally as a result of higher raw material, transportation and energy costs and the effects of foreign exchange translation.

                 Selling, General and Administrative Expenses. Selling, general and administrative expenses for 2001 were $46.6 million compared to $39.7 million for 2000, an increase of $6.9 million. Selling, general and administrative expenses as a percentage of net sales decreased to 24.0% in 2001 from 27.1% in 2000. Excluding the $0.3 million of acquisition related costs, selling, general and administrative expenses were $46.3 million in the 2001 period compared to $39.7 million in 2000. The increase was primarily related to the inclusion of PSM in 2001.

                 Restructuring Charge. (See Note 5 to the Condensed Consolidated Financial Statements) The provision for restructuring for 2001 totaled $0.2 million compared to $4.1 million in 2000. During the quarter ended March 31, 2001, the Company incurred $0.2 million of restructuring-related expenses for the North America operations offset by approximately $0.3 million relating to the reversal of the North America restructuring reserve balance accruals due to lower than anticipated costs. In addition, the Company incurred in 2001 an additional $0.3 million of restructuring-related expenses for the European distribution operations. In 2000, the Company provided for a restructuring provision of $6.0 million, which included $1.9 million for the markdown of inventory discussed above for the North America operations.

                  Cost of Terminated Acquisition. During the quarter ended March 31, 2000, the Company incurred a $0.4 million charge relating to expenses from the cost of a terminated acquisition, primarily for legal and other professional fees.

                  Operating Income (Loss). The operating income for 2001 was $0.2 million compared to an operating loss of $6.5 million for 2000. Included in the 2001 period are restructuring charges of $0.2 million and $0.3 million of acquisition related costs. The 2000 period includes a restructuring charge of $6.0 million and the cost of a terminated acquisition of $0.4 million. After taking into account the 2001 and 2000 charges, operating income was $0.7 million in 2001 compared to an operating loss of $0.1 million in 2000, for the reasons stated above.

                  EBITDA. EBITDA increased to $18.0 million in 2001 compared to $6.2 million in 2000. After taking into account the 2001 period restructuring and acquisition related charges and the 2000 period restructuring and the cost of a terminated acquisition (described above), EBITDA, as adjusted, was $18.5 million in 2001 compared to $12.6 million in 2000.

                  Interest Expense. Interest expense increased $3.1 million to $13.1 million in 2001 from $10.0 million for 2000. The increase in interest expense is primarily due to the additional debt incurred in the second quarter of 2000 for the acquisition of PSM.

                  Income Taxes. In the 2001 period, the Company recognized an income tax benefit of $2.8 million compared to an income tax expense of $0.9 million in 2000. The increased income tax benefit is the result of the Company no longer providing for a valuation allowance against its net operating losses.

                  Net Loss. Net loss was $8.0 million in 2001 compared to a net loss of $16.8 million in 2000, due to the reasons described above.

         Liquidity and Capital Resources

         Formica's principal sources of liquidity are cash flows from operations, borrowings under the Credit Facility (Second Amended and Restated Credit Agreement dated May 26, 2000) and local credit facilities obtained by some of Formica's foreign subsidiaries. Formica's principal uses of cash will be debt service requirements, capital expenditures and any future acquisitions.

         As of March 31, 2001, Formica had $512.2 million of indebtedness outstanding compared to $470.6 million as of December 31, 2000. Formica's significant debt service obligations could, under certain circumstances, have material consequences to security holders.

         In connection with our acquisition by Laminates in 1998, Formica's parent raised approximately $137.1 million through the issuance of common and preferred stock to the DLJMB Funds, the institutional investors and Messrs. Langone and Schneider. The Laminates 8% Preferred Stock has an 8% cumulative dividend that is paid in cash when, as and if declared by the Laminates board. The Holdings 15% Senior Exchangeable Preferred Stock due 2008 has a 15% cumulative dividend, which is not payable in cash until May 2003 and is exchangeable at Holdings' option for 15% subordinated debentures of Holdings. Dividends from Formica, which are restricted by the provisions of the Credit Facility and the indenture governing the Notes described below, are the primary source of funding for payments with respect to Holdings and Laminates securities.

         Notes

         In February 1999, Formica issued $215 million of 10 7/8% Senior Subordinated Notes which mature in 2009. Interest on the Notes is payable semiannually in cash. The Notes and related indenture place certain restrictions on Formica and its subsidiaries, including the ability to pay dividends, issue preferred stock, repurchase capital stock, incur and pay indebtedness, sell assets and make certain restricted investments.

         Credit Facility

         The Credit Facility includes a $120 million revolving credit facility, an $85 million term loan and a $140 million term loan. The $120 million revolving credit facility may be increased by up to $25 million at the request of Formica, with the consent of the banks providing the increased commitments, and will terminate on May 1, 2004. At March 31, 2001, $66.3 million was outstanding against the revolving credit facility. In addition, as of March 31, 2001, Formica had outstanding approximately $25 million in letters of credit under the Credit Facility to provide credit enhancement and support for certain of its credit facilities. The $85 million and $140 million term loans will mature in 2004 and 2006, respectively. The term loans outstanding under the Credit Facility totaled $207.5 million at March 31, 2001 and amortize over the life of the Credit Facility.

         Borrowings under the Credit Facility generally bear interest based on a margin over the base rate or, at Formica's option, the reserve-adjusted LIBO rate. The applicable margin varies based upon Formica's ratio of consolidated debt to EBITDA. Formica's obligations under the Credit Facility are guaranteed by Laminates, Holdings and all existing or future domestic subsidiaries of Formica (the "subsidiary guarantors") and are secured by substantially all of the assets of Formica and the subsidiary guarantors, including a pledge of capital stock of all existing and future subsidiaries of Formica (provided that, with a single exception, no more than 65% of the voting stock of any foreign subsidiary shall be pledged) and a pledge by FM Holdings, Inc. of the stock of Formica and by Laminates Acquisition Co. of the stock of FM Holdings, Inc.

         The Credit Facility contains financial covenants requiring the Company to maintain minimum EBITDA, minimum coverage of interest expense and fixed charges and a maximum leverage ratio. The Company was in compliance with the financial covenants as of March 31, 2001. The Company's continued compliance with debt covenants is dependent upon future economic performance which may be affected by economic, financial, competitive, legislative, regulatory and other factors beyond the Company's control.

         Local Credit Facilities

         Formica maintains various local credit facilities in foreign countries (primarily in Asia) that provide for borrowings in local currencies of which approximately $23.4 million was outstanding as of March 31, 2001. Formica may replace the availability of these facilities (in local currencies) under the Credit Facility and will maintain some of these credit facilities to provide financing for its subsidiaries in these countries. Formica expects that these facilities, together with the Credit Facility and operating cash flow in these countries, will be sufficient to fund expected liquidity needs in these countries.

         Working Capital

         Working capital was $167.5 million at March 31, 2001 compared to $138.4 million at December 31, 1999. The increase was primarily the result of higher accounts receivable and inventory levels and lower accrued expenses and other current liabilities at March 31, 2001. Management believes that Formica will continue to require working capital levels consistent with past experience and that current levels of working capital, together with borrowing capacity available under the Credit Facility and the continued effort by management to manage working capital, will be sufficient to meet expected liquidity needs in the near term.

         Capital Expenditures

         Formica has spent approximately $6.4 million on capital expenditures during the three months ended March 31, 2001, and anticipates that it will spend approximately an additional $11.6 million during the remainder of the year. The Credit Facility contains restrictions on its ability to make capital expenditures. Based on present estimates, Formica believes that the amount of capital expenditures permitted under the Credit Facility will be adequate to complete its investment program and maintain the properties and businesses of its current operations.

         Source of Funds

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

         Cash used by operations was $36.3 million for the three months ended March 31, 2001, compared to $3.6 million for the three months ended March 31, 2000. The increase in cash used by operations is due to an increase in accounts receivable and inventories and a decrease in accrued expenses and other liabilities. Net cash used in investing activities was $6.4 million and $2.8 million for the three months ended March 31, 2001 and 2000, respectively, primarily from increased capital expenditures. Net cash provided by financing activities was $44.2 million and $6.7 million for the three months ended March 31, 2001 and 2000, respectively, which included additional net borrowings under our credit facility discussed above.

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

         Market Risk

         Interest Rate Risk

         The Company utilizes both fixed and variable rate debt obligations to finance its operations. At March 31, 2001, approximately 58% of the Company's total debt was at variable interest rates. A one-half percentage point increase in interest would increase the annual amount of interest paid by approximately $1.5 million. Although the Company will continue to monitor its exposure to interest rate fluctuations, the Company cannot assure that interest rate fluctuations will not harm its business in the future.

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

         Forward-Looking Information

                  This report (as well as other public filings, press releases and discussions with Company management) contains and incorporates by reference certain forward-looking statements. These statements are subject to risks and uncertainties and other factors, which could cause actual results to differ from those anticipated. Forward-looking statements include the information concerning:

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

                  What Factors Could Affect the Outcome of Our Forward- Looking Statements?

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

               o    our ability to attract, hire and retain suitable personnel

         Relating to our Debt and the Notes

                  We have substantial debt, which could limit our cash available for other uses and harm our competitive position. In connection with our acquisitions, we incurred significant indebtedness. The level of our indebtedness could have important consequences to us, including:

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

Item 6. Exhibits and Reports on Form 8-K

         o Formica did not file any reports on Form 8-K during the three months ended March 31, 2001.

The following exhibit is included herein:

         (12) Computation of Ratio of Earnings to Fixed Charges        Page E-1

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Formica Corporation
                                               -----------------------------
                                                       (Registrant)


                                                  /s/ David T. Schneider
                                               -----------------------------
                                                   (David T. Schneider -
                                                 Chief Financial Officer)

                                                       May 9, 2001
                                               -----------------------------
                                                          (Date)