Form 10-Q
period 2001-06-30
FORMICA CORP
filed 2001-08-14
CIK 814241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                   Form 10-Q

                    quarterly Report Pursuant to Section 13
                    or 15 (d) of the Securities Act of 1934

                  For the quarterly report ended June 30, 2001
                        --------------------------------

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

                               David T. Schneider
    Vice President, Chief Financial Officer and Principal Accounting Officer
                           15 Independence Boulevard
                                Warren, NJ 07059
                                 (908) 647-8700
           (Name, address, including zip code, and telephone number,
                  including area code, of agent for service)



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         YES        X         NO
                                  -------          --------



             Title                        Shares Outstanding as of June 30, 2001
             -----                        --------------------------------------

Common Stock, $.01 par value per share          100 Shares Outstanding

                              FORMICA CORPORATION

                                     Index

                                                                            Page
Part I. Financial Information
Item 1.      Financial Statements
             Condensed Consolidated Balance Sheets as of June 30,
               2001 and December 31, 2000                                      1
             Condensed Consolidated Statements of Operations for
               the three- and six-months ended June 30, 2001 and
                 2000                                                          2
             Condensed Consolidated Statements of Cash Flows for
                the six-months ended June 30, 2001
                  and 2000                                                     3
             Notes to the Condensed Consolidated Financial Statements          4
Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            10
Item 3.      Quantitative and Qualitative Disclosure of Market Risk           17

Part II. Other Information
Item 1.       Legal Proceedings                                               17
Item 2.       Changes In Securities and Use of Proceeds                       17
Item 3.       Defaults Upon Senior Securities                                 17
Item 4.       Submission of Matters to a Vote of Security Holders             17
Item 5.       Other Information                                               17
Item 6.       Exhibits and Reports on Form 8-K                                17

Signatures                                                                    18

Part I. Financial Information
Item 1: Financial Statements

                              FORMICA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                                  June 30,            December 31,
                                                                    2001                  2000
                                                              -----------------     -----------------
                                                                (Unaudited)            (Audited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $  35.7               $    3.4
   Accounts receivable, net                                           121.2                  112.2
   Inventories                                                        156.4                  157.2
   Prepaid expenses and other current assets                           20.4                   19.1
   Deferred income taxes                                               23.5                   24.0
                                                              -----------------     -----------------
                Total current assets                                  357.2                  315.9

PROPERTY, PLANT AND EQUIPMENT, net                                    344.5                  370.3

OTHER ASSETS:
   Intangible assets, net                                             152.9                  168.6
   Other noncurrent assets                                             20.3                   24.6
                                                              -----------------     -----------------
                Total assets                                         $874.9                 $879.4
                                                              =================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                              $313.4               $   29.7
   Accounts payable                                                    69.9                   68.3
   Accrued expenses                                                    64.6                   79.5
                                                              -----------------     -----------------
                Total current liabilities                             447.9                  177.5

LONG-TERM DEBT                                                        221.5                  440.9
DEFERRED INCOME TAXES                                                 120.8                  130.0
OTHER LIABILITIES                                                      32.9                   39.7
                                                              -----------------     -----------------
                Total liabilities                                     823.1                  788.1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - par value $.01 per share -
     authorized 1,000 shares, none
     issued or outstanding                                               -                     -
   Common stock - par value $.01 per share -
     authorized 2,000 shares, issued and
     outstanding 100 shares                                             0.1                    0.1
   Additional paid-in capital                                         217.0                  217.0
   Accumulated deficit                                               (111.3)                 (91.9)
   Accumulated other comprehensive loss                               (54.0)                 (33.9)
                                                              -----------------     -----------------
                Total stockholders' equity                             51.8                   91.3
                                                              -----------------     -----------------
                Total liabilities and stockholders' equity           $874.9                 $879.4
                                                              =================     =================


         See notes to the condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in millions)

                                                         Three-Months Ended             Six-Months Ended
                                                              June 30,                      June 30,
                                                    -----------------------------  ----------------------------
                                                         2001           2000          2001           2000
                                                    ---------------  ------------  ------------  --------------

NET SALES                                               $194.4           $221.1        $388.5        $367.4

COST OF PRODUCTS SOLD                                    148.9            163.6         296.0         270.3

INVENTORY MARKDOWN FROM RESTRUCTURING                     --               --            --             1.9
                                                    ---------------  ------------  ------------  --------------

                Gross profit                              45.5             57.5          92.5          95.2

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                  48.1             56.3          94.7          96.0

PROVISION FOR RESTRUCTURING                                0.1              3.1           0.3           7.2

COST OF TERMINATED ACQUISITIONS                           --               --            --             0.4
                                                    ---------------  ------------  ------------  --------------

                Operating loss                            (2.7)            (1.9)         (2.5)         (8.4)

INTEREST EXPENSE                                         (13.3)           (12.1)        (26.4)        (22.1)

OTHER INCOME                                               1.3              1.7           3.4           2.3
                                                    ---------------  ------------  ------------  --------------

LOSS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES
                                                         (14.7)           (12.3)        (25.5)        (28.2)

INCOME TAX BENEFIT (PROVISION)                             3.3             (2.0)          6.1          (2.9)
                                                    ---------------  ------------  ------------  --------------

                Net loss                               $ (11.4)         $ (14.3)      $ (19.4)      $ (31.1)
                                                    ===============  ============  ============  ==============




         See notes to the condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)

                                                                    Six-Months Ended
                                                                        June 30,
                                                           -----------------------------------
                                                                 2001               2000
                                                           -----------------    --------------

CASH (USED IN) PROVIDED BY OPERATIONS                          $ (27.6)               $ 17.7



INVESTING ACTIVITIES:
   Capital expenditures and investments, net                     (10.4)                 (8.6)
   Acquisitions, net of cash acquired                             --                  (175.5)
                                                           -----------------    --------------
                Net cash used in investing activities            (10.4)               (184.1)



FINANCING ACTIVITIES:
   Proceeds from borrowings, net of financing fees                --                   133.2
   Net borrowings under lines of credit                           77.0                  --
   Equity contribution                                            --                    80.0
   Repayments of debt                                             (8.2)                (36.3)
                                                           -----------------    --------------
                Net cash provided by financing activities         68.8                 176.9



EFFECTS OF EXCHANGE RATE CHANGES ON CASH                           1.5                  (0.7)
                                                           -----------------    --------------


INCREASE IN CASH AND CASH EQUIVALENTS                             32.3                   9.8


CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD               3.4                   7.8
                                                           -----------------    --------------


CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                 $  35.7              $   17.6
                                                           =================    ==============



         See notes to the condensed consolidated financial statements.

                                    Pagew 3

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)   BASIS OF PRESENTATION:
      ---------------------
      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements reflect all material adjustments of a normal recurring nature considered necessary for a fair presentation of the financial position, results of operations and cash flow. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Operating results reported for the interim periods are not necessarily indicative of the results that may be expected for the entire year and any other subsequent interim periods.

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

      Prior year sales and cost of products sold have been reclassified in accordance with the Emerging Issues Task Force Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." For the three- and six-months ended June 30, 2000, $6.9 million and $12.1 million, respectively, has been reclassified from net sales to cost of products sold for the cost of shipping and handling. The impact of these reclassifications did not have any effect on operating loss, EBITDA, or net loss.

      The Company recognizes revenue when the earnings process is complete. This generally occurs when products are shipped to the customer in accordance with the terms of the agreement, title and risk of loss have been transferred, collectibility is considered probable, pricing is fixed and determinable and the customer is invoiced. Accruals are made for sales returns and other allowances based on the Company's experience. The Company accounts for sales incentives or customer rebates as a reduction in revenue at the time revenue is recorded.

(2)   ACQUISITION:
      ------------
      On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM") from Perstorp AB (Sweden) for approximately $177.5 million (including approximately $2.0 million of transaction costs). DSH was a wholly-owned subsidiary of Holdings (the parent company of Formica) whose sole asset was its investment in PSM. On May 26, 2000, Holdings contributed all of the stock of DSH to Formica. The acquisition was accounted for on an as-if pooling basis because it was a combination of entities under common control. Accordingly, Formica's results of operations reflect the acquisition and related purchase accounting by DSH on March 31, 2000 for all periods beginning April 1, 2000 and thereafter.

      The following unaudited pro forma consolidated results of operations for the six-months ended June 30, 2001 and 2000 assume the acquisition had occurred at the beginning of 2000:

                                                       Six-months ended
                                                 June 30,            June 30,
                                                   2001                2000
                                              ----------------    --------------
                                                         (in millions)
                                                 (actual)           (pro forma)

             Net sales                           $  388.5            $  422.5
             Net loss                               (19.4)              (34.2)

      In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of 2000, or of future results.

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(3)   INVENTORIES:
      -----------
      Major classes of inventories are as follows:

                                           June 30,           December 31,
                                             2001                 2000
                                        ----------------    ------------------
                                                    (in millions)
       Finished goods                      $  84.5                 $ 88.2
       Work-in-process                        15.7                   14.4
       Raw materials                          56.2                   54.6
                                        ----------------    ------------------
       Total                                  $156.4               $157.2
                                        ================    ==================

 (4)  LONG-TERM DEBT:
      --------------
      As of June 30, 2001, Formica had $534.9 million of indebtedness outstanding compared to $470.6 million as of December 31, 2000. The increase of $64.3 million was primarily the result of additional borrowings under the Company's revolving credit facility during the six-months ended June 30, 2001. The Company's credit facility contains financial covenants requiring the Company to maintain minimum EBITDA, minimum coverage of interest expense and fixed charges and a maximum leverage ratio. At June 30, 2001, the Company was not in compliance with certain financial covenants contained in the Company's Credit Agreement. The Company has requested and received a waiver to the loan covenants. The Company will incur a waiver fee and additional interest during the Waiver Period. The waiver imposes additional limitations on our ability to incur debt during the Waiver Period. This waiver is effective through November 9, 2001 (the "Waiver Period"). As a result of this waiver expiration date, $274.8 million of debt has been classified as current maturities of long-term debt. During the Waiver Period, the Company and its equity owners will be in discussions with its banks to amend the covenants in the credit facility. While the Company anticipates obtaining an amendment to the covenants, there can be no assurance that the Company will be successful or that the result of these negotiations will not have an adverse impact on the Company. The Company's compliance with debt covenants is dependent upon future economic performance, which may be affected by economic, financial, competitive, regulatory and other factors beyond the Company's control.

      In the event that an amendment or a waiver to the Credit Agreement is not obtained, the senior debt holders have the right to accelerate payment on the credit facility. This acceleration would also constitute an event of default under the Subordinated Notes, therefore, the Subordinated Notes would then be classified as current. This event would have a material adverse effect on the Company.

 (5)  RESTRUCTURING:
      -------------
      Prior to May 1, 1998, the management of the Company formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million included as part of its purchase accounting. The remaining balance of this restructuring provision, related to severance payments, is $0.2 million at June 30, 2001 and will be substantially completed in 2001.

      On March 1, 2000, the Company's management committed to a formal plan to restructure certain operating activities in North America and provided for a restructuring provision of $6.0 million of which approximately $0.6 million was remaining at December 31, 2000, consisting of $0.3 million of facility closing costs and $0.3 million of severance and severance related items. During the six-months ended June 30, 2001, the Company utilized $0.1 million of its restructuring reserve for facility closing costs. The Company's management evaluated the restructuring reserve balance and determined that approximately $0.3 million of the reserve balance for severance related costs was not needed. The change in estimate was attributable to lower than anticipated severance-related costs. Accordingly, the $0.3 million was reversed and included in income as an offset to the original provision for restructuring. In addition, the Company incurred an additional $0.1 million and $0.3 million of restructuring-related expenses for the North America operations during the three- and six-months ended June 30, 2001. Under the current timetable, the Company projects the restructuring plan will be completed by the end of the third quarter of 2001.

      On June 1, 2000, the Company's management committed to a formal plan to restructure certain of its operations within Europe and provided for a restructuring provision of $1.5 million of which approximately $1.0 million was remaining at December 31, 2000, consisting of $0.6 million of severance and severance-related items and $0.4 million of facility closure costs. During the three- and six-months ended June 30, 2001, the Company utilized $0.1 million and $0.5 million of its restructuring reserve including translation effects for severance and severance related items and facility closure costs. The remaining reserve balance at June 30, 2001 was $0.5 million consisting primarily of severance-related items and facility closure costs. In addition, the Company

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


      incurred an additional $0.3 million of restructuring-related expenses for the European distribution operations as a result of the integration of the PSM operations during the six-months ended June 30, 2001. Under the current timetable, the Company projects that the restructuring plan will be substantially completed by the end of the third quarter of 2001.

      As a result of the PSM acquisition, management committed to a formal plan to restructure certain operating activities primarily in Europe with the purpose of formulating a structure for the combined organization. Balance sheet reserves of $12.7 million for organizational restructuring were established as part of purchase accounting, of which approximately $7.8 million was remaining at December 31, 2000, consisting primarily of severance related items. During the three- and six-months ended June 30, 2001, the Company utilized $2.3 million and $3.5 million of the reserve including translation effects primarily on severance-related items. The remaining balance of the restructuring provision was $4.3 million at June 30, 2001 consisting primarily of severance-related items. The restructuring plan is expected to be substantially completed by the end of 2001.

      The table below is a summary of the information contained in the above paragraphs.

                                                                                        Additional
                                                                                      Restructuring
                                                                                         Related
                                                                   Restructuring       Expenses for     Utilization    Restructuring
                                                                      Reserve              the        for six-months      Reserve
                                                                Balance at December     six-months     ended June 30,     Balance at
      2001 Restructuring Charges:                                    31, 2000      ended June 30, 2001     2001        June 30, 2001
      ----------------------------                                   ---------               -----         ----        -------------
                                                                                            (in millions)
      North America Restructuring:
        Asset disposal, lease termination & facility closure           $ 0.3              $ 0.0           $(0.1)           $ 0.2
        Severance                                                        0.3               (0.3)             --              0.0
                                                                         ---                ---             ---            -----
      Total Restructuring Reserve                                      $ 0.6              $(0.3)          $(0.1)           $ 0.2
                                                                       -----              -----           -----            -----
      Additional restructuring-related expenses  (Note 1)                 --              $ 0.3           $(0.3)              --
                                                                       -----              -----           -----            -----

      Europe Restructuring:
        Severance                                                      $ 0.6                 --           $(0.3)           $ 0.3
        Facility closing costs                                           0.4                 --            (0.2)             0.2
                                                                       -----              -----           -----            -----
      Total Restructuring Reserve                                      $ 1.0                 --           $(0.5)           $ 0.5
                                                                       -----              -----           -----            -----
      Additional restructuring-related expenses  (Note 1)                 --              $ 0.3           $(0.3)              --
                                                                       -----              -----           -----            -----

      Restructuring charges related to the PSM Acquisition:
        Severance                                                      $ 5.5                 --           $(2.2)           $ 3.3
        Facility closing costs                                           2.3                 --            (1.3)             1.0
                                                                       -----              -----           -----            -----
      Total Restructuring Reserve                                      $ 7.8                 --           $(3.5)           $ 4.3
                                                                       -----              -----           -----            -----

      Total Restructuring Activity                                     $ 9.4              $ 0.3           $(4.7)           $ 5.0
                                                                       -----              -----           -----            -----

      Note 1: Represents additional restructuring-related expenses, which have been expensed as incurred. These amounts were not included in the establishment of the original restructuring reserve because they were indeterminable at the date management approved the exit plan or the costs did not qualify as an exit cost for the reserve under EITF 94-3. The $0.3 million costs in North America consisted primarily of additional asset disposal and facility closure costs and the $0.3 million costs in Europe consisted of additional costs for the restructuring of the distribution operations as a result of the integration of PSM operations.

 (6)  CONTINGENT MATTERS:
      ------------------
      The Company is involved in various proceedings relating to environmental matters. It is the Company's policy to accrue liabilities for remedial investigations and clean-up activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. In the ordinary course of business, the Company has been or is the subject of or party to various pending litigation and claims. Currently, the Company has been named as a potentially responsible party with the respect to several Superfund sites and has reserved approximately $3.6 million and $3.8 million at June 30, 2001 and December 31, 2000, respectively, for these matters to recognize a reasonable estimate of the probable liability. While it is not possible to predict, with certainty, the outcome of any potential litigation or claims, the Company believes any known

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


      contingencies, individually or in the aggregate, will not have a material adverse impact on its financial position or results of operations.

      Formica's operations are subject to federal, state, local and foreign environmental laws and regulations governing both the environment and the work place. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

      On April 5, 1999, the Company received a subpoena covering the period from January 1, 1994 until April 1, 1999 from a federal grand jury in connection with an investigation into possible antitrust violations in the United States market for high-pressure laminate. The Company produced documents and provided other information in response to the subpoena, and a number of present or former Formica employees appeared for testimony before the grand jury or have been interviewed by the Staff of the Antitrust Division of the U.S. Department of Justice in connection with the investigation. On May 1, 2001, the Company was informed by the Staff of the Antitrust Division of the U.S. Department of Justice that the investigation had been closed.

      Major manufacturers of high-pressure laminate ("HPL"), including the Company, have been named as defendants in purported class action complaints filed in federal and certain state courts. The complaints, which all make similar allegations, allege that HPL manufacturers in the United States engaged in a contract, combination or conspiracy in restraint of trade in violation of federal antitrust laws and state laws and seek damages of an unspecified amount. In an Order dated December 6, 2000 and in subsequent Orders, the federal Judicial Panel on Multidistrict Litigation consolidated federal actions for pretrial purposes under the caption In re: High Pressure Laminate Antitrust Litigation, No. 00-MD-1368 (the "Federal Action"). Twenty-seven actions have been filed in thirteen state courts (the "State Actions"). The Federal Action has been brought purportedly on behalf of direct purchasers of high-pressure laminates, and the State Actions have been brought principally on behalf of indirect purchasers. The Company intends to defend vigorously against the allegations of the complaints. The Company is unable to determine at this time if this matter will have any adverse effect on its financial position, results of operations or cash flows.

      Formica is involved in other pending litigation in the usual course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Formica continually evaluates its estimated legal liabilities as a matter of policy. The Company's estimated range of liability is based on known claims. There can be no assurances that Formica will not become involved in future proceedings, litigation or investigations, that such liabilities will not be material or that indemnification pursuant to certain indemnification rights will be available.

(7)   COMPREHENSIVE LOSS:
      ------------------
      The difference between comprehensive loss and net loss results from foreign currency translation adjustments.

                                        Three-months ended                Six-months ended
                                  -----------------------------    -------------------------------
                                    June 30,          June 30,       June 30,          June 30,
                                      2001              2000           2001              2000
                                  -------------     -----------    -------------     -------------
                                         (in millions)                    (in millions)

       Net loss                      $ (11.4)          $ (14.3)       $ (19.4)          $ (31.1)
       Foreign currency
       translation adjustments          (7.3)            (13.9)         (20.1)            (15.9)
                                  -------------     -----------    -------------     -------------
       Comprehensive loss            $ (18.7)          $ (28.2)       $ (39.5)          $ (47.0)
                                  =============     ===========    =============     =============

(8)   RELATED PARTY TRANSACTIONS:
      --------------------------
      In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates. These arrangements are short-term in nature and generally bear no interest. At June 30, 2001 and December 31, 2000, there was approximately $0.1 million and $0.9 million, respectively, outstanding under these arrangements.

      DLJ Capital Funding, Inc., an affiliate of DLJ Merchant Banking Partners II L.P. and its affiliates (DLJ Merchant Banking), has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of the Credit Facility and as a lender thereunder.

      Formica and its subsidiaries may from time to time enter into financial advisory or other investment banking relationships with Credit Suisse First Boston Corporation (an affiliate of DLJ Merchant Banking) ("CSFB") or one of its affiliates whereby CSFB or its affiliates will receive customary fees and will be entitled to reimbursement for all related reasonable disbursements and out-of-pocket expenses. Formica expects that any

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


      arrangement will include provisions for the indemnification of CSFB against a variety of liabilities, including liabilities under the federal securities laws.

 (9)  CHANGES IN ACCOUNTING ESTIMATES:
      -------------------------------
      Effective January 1, 2001, the Company made certain changes in accounting estimates relating to its depreciable asset lives which resulted in an increase in depreciation expense charges totaling approximately $0.4 million and $0.9 million for the three- and six-month period ended June 30, 2001. The annual impact of this change for 2001 is expected to result in increased depreciation expenses of approximately $1.8 million. The change in accounting estimates resulted from a review by management of certain assets' depreciable lives.

(10)  SEGMENT INFORMATION:
      -------------------
      The Company is principally engaged in a single line of business: the design, manufacture and distribution of decorative surfacing products. Substantially all revenues result from the sale of decorative surfaces and related products through domestic and international distributors and direct accounts. The Company's operations are managed on a geographic basis and, therefore, reportable segments are based on geographic areas. The Company's market presence in Europe, the Americas (the United States, Canada, Mexico and Brazil) and Asia was increased as a result of the PSM acquisition. The Company measures segment results as operating income
      (loss), which is defined as income (loss) before interest expense, other income (expense) and income taxes. Depreciation and amortization expense is included in the measure of segment results. Segment revenues are defined as net sales to external customers of each segment. All intercompany sales and expenses have been eliminated in determining segment revenues and segment profit (loss).

                                           Three-Months Ended                 Six-Months Ended
                                                June 30,                          June 30,
                                       ----------------------------      ----------------------------
                                            2001           2000              2001           2000
                                       ---------------  -----------      --------------  ------------
                                              (in millions)                     (in millions)

      Segment revenues:
        United States                        $ 80.8      $   85.9             $159.3       $ 168.7
        Americas - Other                       22.1          28.3               44.3          40.0
        Europe                                 70.9          83.1              144.2         118.1
        Asia                                   20.6          23.8               40.7          40.6
                                       ---------------  -----------      --------------  ------------
               Total                         $194.4       $ 221.1             $388.5       $ 367.4
                                       ===============  ===========      ==============  ============

      Segment profit (loss):
        Americas                            $  (7.6)      $  (5.4)          $  (11.6)     $  (16.5)
        Europe                                  2.0           0.8                3.8           3.5
        Asia                                    2.9           2.7                5.3           4.6
                                       ---------------  -----------      --------------  ------------
               Total                        $  (2.7)      $  (1.9)          $   (2.5)     $   (8.4)
                                       ===============  ===========      ==============  ============

      Depreciation and amortization
      (included in segment profit
       (loss))
        Americas                           $    9.8      $    9.7            $  19.4       $  18.7
        Europe                                  4.5           4.8                9.4           7.0
        Asia                                    1.0           1.4                2.2           2.4
                                       ---------------  -----------      --------------  ------------
               Total                        $  15.3       $  15.9            $  31.0       $  28.1
                                       ===============  ===========      ==============  ============

     A reconciliation of total
       segment loss to loss before
       provision for income taxes is
       as follows:
        Segment loss                      $    (2.7)    $    (1.9)         $    (2.5)     $   (8.4)
        Interest expense                      (13.3)        (12.1)             (26.4)        (22.1)
        Other income                            1.3           1.7                3.4           2.3
                                       ---------------  -----------      --------------  ------------
               Loss before provision
                 for income taxes         $  (14.7)     $  (12.3)          $  (25.5)     $  (28.2)
                                       ===============  ===========      ==============  ============

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                               June 30,       December 31,
                                                 2001             2000
                                            ---------------  ----------------
                                                     (in millions)
      Total assets:
        United States                            $  423.7          $  418.7
        Americas - Other                             74.8              76.6
        Europe                                      295.3             301.3
        Asia                                         81.1              82.8
                                            --------------    --------------
               Total                             $  874.9          $  879.4
                                            ==============    ==============

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

Recent Developments

Employee Reduction Program: In July 2001, the Company implemented plans to reduce the North American workforce by approximately 200 positions at an approximate cost of $1.5 million, which will be substantially completed in the third quarter of 2001. This action is expected to reduce costs in a range of $8.0 million to $10.0 million annually for the Company.

Financial Covenants Compliance: Primarily due to the economic slowdown and its impact on volume resulting in lower than expected results for the three-months ended June 30, 2001 versus the planned growth that was incorporated in the financial covenants, at June 30, 2001, the Company was not in compliance with certain financial covenants contained in the Company's Credit Agreement. The Company has requested and received a waiver from its banks relating to violations of certain financial covenants contained in the Company's Credit Agreement. This waiver is effective through November 9, 2001 (the "Waiver Period"). During the Waiver Period, the Company and its equity owners will be in discussions with the bank group to amend the covenants contained in the Company's Credit Agreement. The Company will incur a waiver fee and additional interest during the Waiver Period. The waiver imposes additional limitations on our ability to incur debt during the Waiver Period. While the Company is negotiating with its banks and anticipates obtaining an amendment to the covenants, there can be no assurance that the Company will be successful or that the result of these negotiations will not have an adverse impact on the Company.

In the event that an amendment or a waiver to the Credit Agreement is not obtained, the senior debt holders have the right to accelerate payment on the credit facility. This acceleration would also constitute an event of default under the Subordinated Notes, therefore, the Subordinated Notes would then be classified as current. This event would have a material adverse effect on the Company.

Results of Operations:
The table below compares the Company's components for EBITDA and Adjusted EBITDA for the three- and six-months ended June 30, 2001 compared to the 2000 period. Management believes that the presentation of Adjusted EBITDA is meaningful to the readers of the Company's financial statements, as it presents a more normalized level of EBITDA.

                                                      Three-months ended                   Six-months ended
                                                 ------------------------------     -------------------------------
                                                   June 30,         June 30,          June 30,         June 30,
                                                     2001             2000              2001             2000
                                                 -------------    -------------     -------------    --------------
                                                       (in millions)                       (in millions)

Net loss                                            $ (11.4)         $ (14.3)          $ (19.4)         $ (31.1)
Add back:
   Depreciation and amortization                       15.3             15.9              31.0             28.1
   Interest expense (not net of interest income)       13.3             12.1              26.4             22.1
   Income tax (benefit)/expense                        (3.3)             2.0              (6.1)             2.9
                                                 -------------    -------------     -------------    --------------
EBITDA                                                 13.9             15.7              31.9             22.0
Adjustments to EBITDA
   Restructuring related expenses                       0.1              3.1               0.3              9.1
   Acquisition related expenses                         ---              2.5               0.3              2.5
   Cost of terminated acquisition                       ---              ---               ---              0.4
                                                 -------------    -------------     -------------    --------------
Adjusted EBITDA                                      $ 14.0            $21.3            $ 32.5           $ 34.0
                                                 =============    =============     =============    ==============

Six-Months Ended June 30, 2001 Compared Six-Months Ended June 30, 2000

     Net Sales: Net sales for 2001 were $388.5 million, compared to net sales of $367.4 million for 2000, an increase of $21.1 million, or 5.7%. This increase is primarily due to the inclusion of PSM sales in 2001, partially offset by lower volumes and a $20.3 million unfavorable foreign exchange impact on sales. Net sales in the Americas decreased to $203.6 million in 2001 from $208.7 million in 2000, a decrease of $5.1 million. This decrease is primarily due to lower laminate and flooring volumes, which are the result of the continuing effect of the economic slowdown and customer de-stocking activity, partially offset by the inclusion of PSM sales in the 2001 period. Net sales in Europe increased $26.1 million to $144.2 million in 2001 from $118.1 million in 2000. This increase is primarily due to the inclusion of PSM sales and higher selling prices, offset by lower volumes and the unfavorable effects of a stronger U.S. dollar. Net sales in Asia increased slightly to $40.7 million in 2001 from $40.6 million in 2000. This increase is due to the inclusion of PSM in the 2001 period, primarily offset by the unfavorable impact of foreign exchange.

     Gross Profit: Gross profit for 2001 was $92.5 million, compared to gross profit of $95.2 million for 2000, a decrease of $2.7 million. Gross profit as a percentage of net sales in 2001 decreased to 23.8% from 25.9% in 2000. The 2000 period includes $1.9 million related to the markdown in inventory from the restructuring of the North American operations and excludes the impact of PSM for the first quarter of 2000.

Gross Profit in the Americas decreased $5.6 million to $45.9 million in 2001 from $51.5 million in 2000, reflecting largely the impact of lower laminate and flooring volumes. The 2000 period includes a $1.9 million charge related to the markdown in inventory from the restructuring of the North American operations. Gross profit, as a percentage of net sales for the Americas, decreased to 22.5% in 2001 compared to 24.7% in 2000, principally as a result of lower volumes, higher costs for raw materials and labor, and increased transportation and energy costs. Gross profit in Europe and Asia increased $2.9 million to $46.6 million in 2001 from $43.7 million in 2000. As a percentage of net sales, gross profit in Europe and Asia decreased to 25.2% in 2001 from 27.5% in 2000, primarily the result of the unfavorable impact of foreign exchange translations and higher raw material and energy costs.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2001 were $94.7 million compared to $96.0 million for 2000, a decrease of $1.3 million. Selling, general and administrative expenses, as a percent of net sales, were 24.4% in the 2001 period compared to 26.1% in the 2000 period. The decrease is the result of a decrease in discretionary spending and lower warehousing and administrative expenses and the impact of the restructuring programs started in 2000, in both North America and Europe, partially offset by the inclusion of PSM for the first quarter of 2001.

     Restructuring Charge: (See Note 5 to the Condensed Consolidated Financial Statements) The provision for restructuring for 2001 totaled $0.3 million compared to $7.2 million in 2000. During the six-months ended June 30, 2001, the Company incurred $0.3 million of restructuring-related expenses for the North American operations offset by approximately $0.3 million relating to the reversal of the North American restructuring reserve balance accruals due to lower than anticipated severance-related costs. In addition, the Company incurred in 2001 an additional $0.3 million of restructuring-related expenses for the European distribution operations. In the 2000 period, the Company provided for a restructuring provision of $7.4 million, inclusive of a $1.9 million markdown of inventory discussed above for the North American operations and $1.4 million of indirect restructuring-related charges. The 2000 period also included a restructuring provision of $1.5 million for the European distribution operations and $0.2 million related to the restructuring of PSM.

     Cost of Terminated Acquisitions: During the six-month period ended June 30, 2000, the Company incurred a $0.4 million charge relating to expenses from the cost of a terminated acquisition, primarily for legal and other professional fees.

     Operating Loss: The operating loss for 2001 was $2.5 million compared to $8.4 million for 2000, resulting primarily from the decline in gross margins. Included in the 2001 period are restructuring charges of $0.3 million. The 2000 period includes a restructuring charge of $9.1 million and the cost of a terminated acquisition of $0.4 million. After taking into account the 2001 and 2000 charges, the operating loss was $2.2 million in 2001 compared to operating income of $1.1 million in 2000, for the reasons stated above.

     EBITDA: EBITDA increased to $31.9 million in 2001 compared to $22.0 million in 2000. After taking into account the 2001 and 2000 periods restructuring costs and cost of terminated acquisitions (described above), and PSM-related acquisition expenses, EBITDA, as adjusted, was $32.5 million in 2001 compared to $34.0 million in 2000.

     Interest Expense: Interest expense increased $4.3 million to $26.4 million in 2001 from $22.1 million for 2000. The increase in interest expense is primarily due to the additional debt incurred in the second quarter of 2000 for the acquisition of PSM, including additional borrowing in 2001 on the revolving credit facility, partially offset by a decrease in effective interest rates.

     Income Taxes: In the 2001 period, the Company recognized an income tax benefit of $6.1 million compared to an income tax expense of $2.9 million in 2000. The increased income tax benefit is the result of the Company no longer providing for a valuation allowance against its net operating losses.

     Net Loss: The 2001 net loss was $19.4 million compared to $31.1 million in 2000, due to the reasons described above.

Three-Months Ended June 30, 2001 Compared Three-Months Ended June 30, 2000

     Net Sales: Net sales for 2001 were $194.4 million, compared to net sales of $221.1 million for 2000, a decrease of $26.7 million, or 12.1%. This decrease is primarily due to lower volume and a $9.9 million unfavorable foreign exchange impact on sales. Net sales in the Americas decreased $11.3 million to $102.9 million in 2001 from $114.2 million in 2000. This decrease is primarily due to lower laminate and flooring volumes, which are the result of the sluggish economy and distributor de-stocking activity. Net sales in Europe decreased $12.2 million to $70.9 million in 2001 from $83.1 million in 2000. This decrease is primarily due to lower volumes and the unfavorable effects of foreign exchange translations. Net sales in Asia decreased $3.2 million to $20.6 million in 2001 from $23.8 million in 2000. This decrease is primarily the result of the unfavorable impact of foreign exchange translations versus the U.S. dollar.

     Gross Profit: Gross profit for 2001 was $45.5 million, compared to gross profit of $57.5 million for 2000, a decrease of $12.0 million. Gross profit as a percentage of net sales in 2001 decreased to 23.4% from 26.0% in 2000.

     Gross Profit in the Americas decreased $6.7 million to $21.6 million in 2001 from $28.3 million in 2000. Gross profit as a percentage of net sales for the Americas decreased to 21.0% in 2001 compared to 24.8% in 2000, principally as a result of lower volumes, higher costs for raw materials and labor, increased transportation and energy costs and a decline in prices and margins in flooring, partially offset by slightly higher selling prices. Gross profit in Europe and Asia decreased $5.3 million to $23.9 million in 2001 from $29.2 million in 2000. As a percentage of net sales, gross profit in Europe and Asia decreased to 26.1% in 2001 from 27.3% in 2000, primarily the result of lower volumes, the unfavorable impact of foreign exchange translations and higher raw material and energy costs.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2001 were $48.1 million compared to $56.3 million for 2000, a decrease of $8.2 million. Selling, general and administrative expenses, as a percent of net sales, were 24.7% in the 2001 period compared to 25.5% in the 2000 period. The net decrease is the result of a decrease in discretionary expenses and the impact of the restructuring programs started in 2000.

     Restructuring Charge: (See Note 5 to the Condensed Consolidated Financial Statements) The provision for restructuring for 2001 totaled $0.1 million compared to $3.1 million in 2000. During the three-months ended June 30, 2001, the Company incurred $0.1 million of restructuring-related expenses for the North American operations. In the 2000 period, the Company provided for a restructuring provision of $1.4 million for indirect restructuring-related charges related to the North American operations, a restructuring provision of $1.5 million for the European distribution operations and $0.2 million related to the restructuring of PSM.

     Operating Loss: The operating loss for 2001 was $2.7 million compared to $1.9 million for 2000. Included in the 2001 period are restructuring charges of $0.1 million. The 2000 period includes a restructuring charge of $3.1 million. After taking into account the 2001 and 2000 charges, the operating loss was $2.6 million in 2001 compared to operating income of $1.2 million in 2000, for the reasons stated above.

     EBITDA: EBITDA decreased to $13.9 million in 2001 compared to $15.7 million in 2000. After taking into account the 2001 and 2000 periods restructuring costs (described above) and PSM related acquisition expenses, EBITDA, as adjusted, was $14.0 million in 2001 compared to $21.3 million in 2000.

     Interest Expense: Interest expense increased $1.2 million to $13.3 million in 2001 from $12.1 million for 2000. The increase in interest expense is primarily due to the higher debt outstanding in the second quarter of 2001, including additional borrowing on the revolving credit facility, partially offset by a decrease in effective interest rates.

     Income Taxes: In the 2001 period, the Company recognized an income tax benefit of $3.3 million compared to an income tax expense of $2.0 million in 2000. The income tax benefit is the result of the Company no longer providing for a valuation allowance against its net operating losses.

     Net Loss: The 2001 net loss was $11.4 million compared to $14.3 million in 2000, due to the reasons described above.

Liquidity and Capital Resources

Formica's principal sources of liquidity are cash flows from operations and local credit facilities obtained by some of Formica's foreign subsidiaries. Formica's principal uses of cash will be for debt service requirements and capital expenditures.

As of June 30, 2001, Formica had $534.9 million of indebtedness outstanding compared to $470.6 million as of December 31, 2000. Formica's significant debt service obligations could, under certain circumstances, have material consequences to security holders.

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

Notes

In February 1999, Formica issued $215.0 million of 10 7/8% Senior Subordinated Notes which mature in 2009. Interest on the Notes is payable semiannually in cash. The Notes and related indenture place certain restrictions on Formica and its subsidiaries, including the ability to pay dividends, issue preferred stock, repurchase capital stock, incur and pay indebtedness, sell assets and make certain restricted investments.

Credit Facility

The Credit Facility includes a $120.0 million revolving credit facility, an $85.0 million term loan and a $140.0 million term loan. The $120.0 million revolving credit facility may be increased by up to $25.0 million at the request of Formica, with the consent of the banks providing the increased commitments, and will terminate on May 1, 2004. At June 30, 2001, $89.9 million was outstanding against the revolving credit facility. In addition, as of June 30, 2001, Formica had outstanding approximately $28.5 million in letters of credit under the Credit Facility to provide credit enhancement and support for certain of its credit facilities. The $85.0 million and $140.0 million term loans will mature in 2004 and 2006, respectively. The term loans outstanding under the Credit Facility totaled $202.9 million at June 30, 2001 and amortize over the life of the Credit Facility. As of June 30, 2001, the Company had $1.6 million available to borrow under the Credit Facility.

Borrowings under the Credit Facility generally bear interest based on a margin over the base rate or, at Formica's option, the reserve-adjusted LIBO rate. The applicable margin varies based upon Formica's ratio of consolidated debt to EBITDA. Formica's obligations under the Credit Facility are guaranteed by Laminates, Holdings and all existing or future domestic subsidiaries of Formica (the "subsidiary guarantors") and are secured by substantially all of the assets of Formica and the subsidiary guarantors, including a pledge of capital stock of all existing and future subsidiaries of Formica (provided that, with a single exception, no more than 65% of the voting stock of any foreign subsidiary shall be pledged) and a pledge by Holdings of the stock of Formica and by Laminates of the stock of Holdings.

The Credit Facility contains financial covenants requiring the Company to maintain minimum EBITDA, minimum coverage of interest expense and fixed charges and a maximum leverage ratio. At June 30, 2001, the Company was not in compliance with certain financial covenants contained in the Company's Credit Agreement. The Company has requested and received a waiver to the violations of certain financial covenants. Pursuant to the waiver, the Company will incur a waiver fee and additional interest expense on borrowings during the Waiver Period. The waiver imposes additional covenants, including limitations on our ability to incur debt, sell assets and make investments during the Waiver Period and does not permit additional revolver borrowings. This waiver is effective through November 9, 2001 (the "Waiver Period"). As a result of the waiver expiration date, $274.8 million of debt has been classified as current maturities of long-term debt. During the Waiver Period, the Company and its equity owners will be in discussions with the banks to amend the covenants in the credit facility. While the Company is negotiating with its banks and anticipates obtaining an amendment to the covenants, there can be no assurance that the Company will be successful or that the result of these negotiations will not have an adverse impact on the Company. The Company's compliance with debt covenants is dependent upon future economic performance which may be affected by economic, financial, competitive, regulatory and other factors beyond the Company's control.

In the event that an amendment or a waiver to the Credit Agreement is not obtained, the senior debt holders have the right to accelerate payment on the credit facility. This acceleration would also constitute an event of default under the Subordinated Notes, therefore, the Subordinated Notes would then be classified as current. This event would have a material adverse effect on the Company.

Local Credit Facilities

Formica maintains various local credit facilities in foreign countries (primarily in Asia) that provide for borrowings in local currencies of which approximately $26.1 million was outstanding as of June 30, 2001. Formica may replace the availability of these facilities (in local currencies) under the Credit Facility and will maintain some of these credit facilities to provide financing for its subsidiaries in these countries. Formica expects that these facilities, together with the Credit Facility and operating cash flow in these countries, will be sufficient to fund expected liquidity needs in these countries, assuming the banks agree to an amendment or a waiver.

Working Capital

Working capital, excluding the effects of the debt reclass of $274.8 million, was $184.1 million at June 30, 2001 compared to $138.4 million at December 31, 2000. Inclusive of the effects of the debt reclass, working capital was a negative $90.7 million at June 30, 2001 compared to $138.4 million at December 31, 2000. The decrease in working capital resulted from $274.8 million of long-term debt re-classified in the current quarter as current maturities as described above, offset by higher accounts receivable and lower accrued expenses and other current liabilities at June 30, 2001. Management believes that Formica will continue to require working capital levels consistent with past experience and continues its efforts to reduce working capital requirements.

Capital Expenditures

Formica has spent approximately $10.4 million on capital expenditures during the six-months ended June 30, 2001, and anticipates that it will spend approximately an additional $7.0 million to $8.0 million during the remainder of the year. The Credit Facility contains restrictions on its ability to make capital expenditures. Based on present estimates, Formica believes that the amount of capital expenditures permitted under the Credit Facility will be adequate to maintain the properties and businesses of its current operations.

Source of Funds

With existing cash on hand, assuming the banks agree to an amendment or a waiver, Formica anticipates that its operating cash flow will be sufficient to meet its anticipated near term future operating expenses, capital expenditures and debt service obligations as they become due. However, Formica's ability to make scheduled payments of principal, to pay interest on or to refinance the indebtedness and to satisfy its other debt obligations will depend upon its future operating performance, which will be affected by general economic, financial, competitive, regulatory, business and other factors beyond its control.

Cash used in operations was $27.8 million for the six-months ended June 30, 2001, compared to cash provided by operations of $17.7 million for the six-months ended June 30, 2000. The increase in cash used by operations is due to an increase in accounts receivable and a decrease in accrued expenses and other liabilities. Net cash used in investing activities was $10.4 million and $184.1 million for the six-months ended June 30, 2001 and 2000, respectively. The 2000 period included $177.5 million used for the acquisition of PSM. Net cash provided by financing activities was $68.8 million and $176.9 million for the six-months ended June 30, 2001 and 2000, respectively, which included additional net borrowings under our credit facility discussed above.

Default of Loan Covenants

At June 30, 2001, Formica Corporation was not in compliance with certain financial covenants of its credit facilities. As a result of these covenant violations, Formica has requested and received a waiver from its lenders under the credit facility. This waiver is effective through November 9, 2001. During the Waiver Period, the Company, in conjunction with its equity owners, will be in discussions with its banks to amend the future requirements of the covenants under the Credit Agreement. The Company will incur a waiver fee and additional interest during the Waiver Period. The waiver imposes additional limitations on our ability to incur debt during the Waiver Period. While the Company is negotiating with its banks and anticipates obtaining an amendment to the covenants, there can be no assurance that the Company will be successful or that the result of these negotiations will not have an adverse impact on the Company.

In the event that an amendment or a waiver to the Credit Agreement is not obtained, the senior debt holders have the right to accelerate payment on the credit facility. This acceleration would also constitute an event of default under the Subordinated Notes, therefore, the Subordinated Notes would then be classified as current. This event would have a material adverse effect on the Company.

Effect of Inflation; Seasonality

Formica does not believe that inflation has had a material impact on its financial position or results of operations. Formica's operations are modestly influenced by seasonal fluctuations on a regional basis.

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

Market Risk

Interest Rate Risk

The Company utilizes both fixed and variable rate debt obligations to finance its operations. At June 30, 2001, approximately 60% of the Company's total debt was at variable interest rates. A one-half percentage point increase in interest would increase the annual amount of interest paid by approximately $1.6 million. Although the Company will continue to monitor its exposure to interest rate fluctuations, the Company cannot assure that interest rate fluctuations will not harm its business in the future.

Foreign Currency Exchange Rate Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currencies of its foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive loss in stockholders' equity. Our operating results are thus subject to significant fluctuations based upon changes in the exchange rates of other currencies in relation to the U.S. dollar. Forward contracts are entered into for periods consistent with underlying exposures and do not constitute positions independent of those exposures. We have analyzed the foreign exchange impact on our forward contracts and have determined that it is de minimus through June 30, 2001. Formica does not enter into contracts for speculative purposes and is not a party to any leverage instruments. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure that exchange rate fluctuations will not harm our business in the future.

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

Recent Accounting Pronouncements

Statements of Financial Accounting Standards (SFAS) No. 141 and No. 142

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

The Company has not fully assessed the potential impact of the adoption of SFAS No. 142, which is effective for the Company as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. A portion of the intangible assets and goodwill recognized prior to July 1, 2001 will no longer be amortized effective January 1, 2002. Total amortization of intangible assets and goodwill for the year ended December 31, 2000 was $23.4 million.

Statement of Financial Accounting Standard (SFAS) No. 133

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

Item 2. Changes In Securities And Use Of Proceeds

     o    None to report.

Item 3. Defaults Upon Senior Securities

     o Primarily due to the economic slowdown and its impact on volume resulting in lower than expected results for the three-months ended June 30, 2001 versus the planned growth that was incorporated in the financial covenants, the Company was not in compliance with certain financial covenants under the bank credit facility at June 30, 2001. The Company has requested and received a waiver from its banks relating to certain financial covenants contained in the Company's Credit Agreement. This waiver is effective through November 9, 2001 (the "Waiver Period"). During the Waiver Period, the Company and its equity owners will be in discussions with its bank group to revise certain financial covenants contained in the Company's Credit Agreement. The Company will incur a waiver fee and additional interest during the Waiver Period. The waiver imposes additional limitations on our ability to incur debt during the Waiver Period. While the Company is negotiating with its banks and anticipates obtaining an amendment to the covenants, there can be no assurance that the Company will be successful or that the result of these negotiations will not have an adverse impact on the Company.

          In the event that an amendment or a waiver to the Credit Agreement is not obtained, the senior debt holders have the right to accelerate payment on the credit facility. This acceleration would also constitute an event of default under the Subordinated Notes, therefore, the Subordinated Notes would then be classified as current. This event would have a material adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

          o    None to report.

Item 5. Other Information

          o On June 12, 2001, Messrs. Marc Boughton and James Quella were appointed to the Board of Directors of Formica Corporation. They were appointed through DLJ and CVC, as allowed by the corporate charter of the Company. Messrs. Boughton and Quella replace Messrs. Alexander Donald Mackenzie and Thompson Dean.

Item 6. Exhibits and Reports on Form 8-K

          o Formica did not file any reports on Form 8-K during the three months ended June 30, 2001.

The following exhibit is included herein:

      (12) Computation of Ratio of Earnings to Fixed Charges            Page E-1

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Formica Corporation
                     ----------------------------------------------------------
                                           (Registrant)


                                      /s/ David T. Schneider
                     ----------------------------------------------------------
                                       (David T. Schneider -
                     Chief Financial Officer and Principal Accounting Officer)


                                          August 14, 2001
                     ----------------------------------------------------------
                                              (Date)