Form 10-Q
period 2001-09-30
FORMICA CORP
filed 2001-11-14
CIK 814241

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   Form 10-Q

                    quarterly Report Pursuant to Section 13
                    or 15 (d) of the Securities Act of 1934

               For the quarterly report ended September 30, 2001

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

                    YES  X                           NO
                        ---                             ---


                                                  Shares Outstanding as of
Title                                                September 30, 2001
-----                                             ------------------------

Common Stock, $.01 par value per share             100 Shares Outstanding

                              FORMICA CORPORATION

                                     Index

                                                                           Page
Part I. Financial Information
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets as of September 30,
             2001 and December 31, 2000                                      1
           Condensed Consolidated Statements of Operations for the
             three- and nine-months ended September 30, 2001
             and 2000                                                        2
           Condensed Consolidated Statements of Cash Flows for
             the nine-months ended September 30, 2001 and 2000               3
           Notes to the Condensed Consolidated Financial Statements          4
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      10
Item 3.    Quantitative and Qualitative Disclosure of Market Risk           19

Part II. Other Information
Item 1.    Legal Proceedings                                                19
Item 2.    Changes In Securities and Use of Proceeds                        19
Item 3.    Defaults Upon Senior Securities                                  19
Item 4.    Submission of Matters to a Vote of Security Holders              19
Item 5.    Other Information                                                19
Item 6.    Exhibits and Reports on Form 8-K                                 19

Signature                                                                   20

Part I. Financial Information
Item 1: Financial Statements

                              FORMICA CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in millions, except share data)

                                                                                    September 30,          December 31,
                                                                                         2001                  2000
                                                                                   -----------------     -----------------
                                                                                     (Unaudited)            (Audited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                             $  26.3               $    3.4
   Accounts receivable, net                                                                123.2                  112.2
   Inventories                                                                             147.2                  157.2
   Prepaid expenses and other current assets                                                22.9                   19.1
   Deferred income taxes                                                                    26.3                   24.0
                                                                                   -----------------     -----------------
                Total current assets                                                       345.9                  315.9

PROPERTY, PLANT AND EQUIPMENT, net                                                         347.2                  370.3

OTHER ASSETS:
   Intangible assets, net                                                                  147.6                  168.6
   Other noncurrent assets                                                                  17.9                   24.6
                                                                                   -----------------     -----------------
                Total assets                                                              $858.6                 $879.4
                                                                                   =================     =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                   $315.1               $   29.7
   Accounts payable                                                                         68.8                   68.3
   Accrued expenses                                                                         60.9                   79.5
                                                                                   -----------------     -----------------
                Total current liabilities                                                  444.8                  177.5

LONG-TERM DEBT                                                                             217.1                  440.9
DEFERRED INCOME TAXES                                                                      121.4                  130.0
OTHER LIABILITIES                                                                           33.2                   39.7
                                                                                   -----------------     -----------------
                Total liabilities                                                          816.5                  788.1

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock - par value $.01 per share - authorized 1,000 shares, none
     issued or outstanding                                                                    -                     -
   Common stock - par value $.01 per share - authorized 2,000 shares, issued and
     outstanding 100 shares                                                                  0.1                    0.1
   Additional paid-in capital                                                              217.0                  217.0
   Accumulated deficit                                                                    (126.3)                 (91.9)
   Accumulated other comprehensive loss                                                    (48.7)                 (33.9)
                                                                                   -----------------     -----------------
                Total stockholders' equity                                                  42.1                   91.3
                                                                                   -----------------     -----------------
                Total liabilities and stockholders' equity                                $858.6                 $879.4
                                                                                   =================     =================


         See notes to the condensed consolidated financial statements.

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                 (in millions)

                                                                         Three-Months Ended             Nine-Months Ended
                                                                           September 30,                  September 30,
                                                                    -----------------------------  ----------------------------
                                                                         2001           2000          2001           2000
                                                                    ---------------  ------------  ------------  --------------
NET SALES                                                               $188.4           $205.8        $576.9        $573.2

COST OF PRODUCTS SOLD                                                    146.1            154.4         442.1         424.7

INVENTORY MARKDOWN FROM RESTRUCTURING                                     --               --            --             1.9
                                                                    ---------------  ------------  ------------  --------------

                Gross profit                                              42.3             51.4         134.8         146.6

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                                  44.0             46.7         138.7         142.7

PROVISION FOR RESTRUCTURING                                                1.5              0.4           1.9           7.6

COST OF TERMINATED ACQUISITIONS                                           --               --            --             0.4
                                                                    ---------------  ------------  ------------  --------------

                Operating (loss) income                                   (3.2)             4.3          (5.8)         (4.1)

INTEREST EXPENSE                                                         (15.7)           (14.4)        (42.1)        (36.5)

OTHER INCOME                                                               1.4              1.6           4.8           3.9
                                                                    ---------------  ------------  ------------  --------------

LOSS BEFORE BENEFIT (PROVISION) FOR INCOME TAXES
                                                                         (17.5)            (8.5)        (43.1)        (36.7)

INCOME TAX BENEFIT (PROVISION)                                             2.5             (0.9)          8.7          (3.8)
                                                                    ---------------  ------------  ------------  --------------

                Net loss                                               $ (15.0)          $ (9.4)       $(34.4)       $(40.5)
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

                              FORMICA CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in millions)

                                                                           Nine-Months Ended
                                                                             September 30,
                                                                   -----------------------------------
                                                                         2001               2000
                                                                   -----------------    --------------
CASH (USED IN) PROVIDED BY OPERATIONS                                   $(24.6)              $  16.0

INVESTING ACTIVITIES:
   Capital expenditures and investments, net                             (13.4)                (15.8)
   Acquisitions, net of cash acquired                                     --                  (175.5)
                                                                   -----------------    --------------
                Net cash used in investing activities                    (13.4)               (191.3)

FINANCING ACTIVITIES:
   Proceeds from borrowings, net of financing fees                        --                   133.2
   Net borrowings under lines of credit                                   75.9                  --
   Equity contribution                                                    --                    80.0
   Repayments of debt                                                    (12.4)                (38.0)
                                                                   -----------------    --------------
                Net cash provided by financing activities                 63.5                 175.2

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                  (2.6)                  2.3
                                                                   -----------------    --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                     22.9                   2.2

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                       3.4                   7.8
                                                                   -----------------    --------------

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                          $ 26.3               $  10.0
                                                                   =================    ==============


         See notes to the condensed consolidated financial statements.

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements reflect all material adjustments of a normal recurring nature considered necessary for a fair presentation of the financial position, results of operations and cash flows. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgments and available information. Operating results reported for the interim periods are not necessarily indicative of the results that may be expected for the entire year and any other subsequent interim periods.

     Earnings per share data are not presented because the common stock of Formica Corporation ("Formica" or the "Company") is not publicly traded and the Company is a wholly owned subsidiary of FM Holdings, Inc. ("Holdings"). Holdings is a wholly owned subsidiary of Laminates Acquisition Co. ("Laminates"), thereby Laminates is the ultimate parent of Formica.

     Certain reclassifications have been made to prior period amounts to conform with the current period presentation. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC").

     Prior year sales and cost of products sold have been reclassified in accordance with the Emerging Issues Task Force Issue 00-10 "Accounting for Shipping and Handling Fees and Costs." For the three- and nine-months ended September 30, 2000, $6.6 million and $18.7 million, respectively, has been reclassified from net sales to cost of products sold for the cost of shipping and handling. The impact of these reclassifications did not have any effect on operating income/loss, EBITDA, or net loss.

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

(2)  ACQUISITION:

     On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM") from Perstorp AB (Sweden) for approximately $177.5 million (including approximately $2.0 million of transaction costs). DSH was a wholly owned subsidiary of Holdings (the parent company of Formica) whose sole asset was its investment in PSM. On May 26, 2000, Holdings contributed all of the stock of DSH to Formica. The acquisition was accounted for on an as-if pooling basis because it was a combination of entities under common control. Accordingly, Formica's results of operations reflect the acquisition and related purchase accounting by DSH on March 31, 2000 for all periods beginning April 1, 2000 and thereafter.

     The following unaudited pro forma consolidated results of operations for the nine-months ended September 30, 2001 and 2000 assume the acquisition had occurred at the beginning of 2000:

                                         Nine-months ended
                              September 30,            September 30,
                                  2001                      2000
                              -------------            -------------
                                          (in millions)
                                (actual)                (pro forma)

             Net sales           $576.9                    $628.3
             Net loss              34.4                      43.6

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

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(3)  INVENTORIES:

     Major classes of inventories are as follows:

                                            September 30,        December 31,
                                                2001                 2000
                                           ----------------    -----------------
                                                       (in millions)
          Finished goods                         $  78.7              $ 88.2
          Work-in-process                           17.3                14.4
          Raw materials                             51.2                54.6
                                           ----------------    -----------------
          Total                                  $ 147.2              $157.2
                                           ================    =================

(4)  LONG-TERM DEBT:

     As of September 30, 2001, Formica had $532.2 million of indebtedness outstanding compared to $470.6 million as of December 31, 2000. The increase of $61.6 million was primarily the result of additional borrowings under the Company's revolving credit facility during the nine-months ended September 30, 2001. The Company's existing credit facility contains financial covenants requiring the Company to maintain minimum EBITDA, minimum coverage of interest expense and fixed charges and a maximum leverage ratio. As reported in the June 30, 2001 Form 10-Q, the Company was not in compliance with certain financial covenants contained in the Company's Credit Agreement. The Company requested and received a waiver to the loan covenants.

     The waiver, dated August 13, 2001, to the Credit Agreement contains additional covenants which restrict, among other things, the Company's ability to incur additional debt, make certain acquisitions and investments and increase the Company's reporting obligations to the lenders.

     The Company has incurred additional interest expense, on both a cash and non-cash basis, during the waiver period. The existing cash interest spread was increased by 1.00% per annum and non-cash or paid-in-kind interest of 3.00% per annum applied. The Company also paid the bank lenders a waiver fee of .375% of the facility.

     On November 9, 2001, the Company received a waiver extension expiring on February 9, 2002. This extension was requested due to further uncertainty caused by the events of September 11, 2001 and allows the Company more time to continue discussions with its banks to reach a longer-term solution regarding non-compliance with covenants. The waiver extension, in addition to the conditions imposed in connection with the initial waiver, contains the following:

     o Funding of $8.4 million into a collateral account with the Agent Bank which represents cash interest and principal due under the bank facility between November 9, 2001 and December 31, 2001.

     o The non-cash or paid-in-kind interest rate was increased to 5.50% from 3.00% per annum.

     o    Provision of certain additional domestic and foreign collateral.

     The waiver and waiver extension are not a permanent solution to the Company's covenant non-compliance and the Company is continuing discussions with its banks and equity investors to agree upon a longer-term solution that will enable the Company to meet its long-term liquidity needs.

     While the Company anticipates obtaining an amendment to the covenants in early 2002, there can be no assurance that the Company will be successful or that the result of these negotiations will not have an adverse impact on the Company. If the Company is unsuccessful in its negotiations with its bank lenders, the lenders will have the right to demand repayment of their loans when the waiver expires. There can be no assurance that the Company's bank lenders will agree to extend the waiver beyond February 9, 2002.

     As a result of the waiver expiration date, $274.8 million of debt has been classified as current maturities of long-term debt. The Company's compliance with debt covenants is dependent upon its future economic performance, which may be affected by economic, financial, competitive, regulatory and other factors beyond the Company's control.

     In the event that an amendment or a waiver to the Credit Agreement is not obtained, the bank lenders have the right to accelerate payment on the credit facility. This acceleration would also constitute an event of default under the Subordinated Notes, therefore, the Subordinated Notes would then be classified as current. This event would have a material adverse effect on the Company.

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(5)  RESTRUCTURING:

     Prior to May 1, 1998, the management of the Company formulated a plan to restructure certain operations and provided a restructuring provision of $6.6 million included as part of its purchase accounting. The remaining balance of this restructuring provision, related to severance payments, is $0.2 million at September 30, 2001 and will be substantially completed in 2001.

     On March 1, 2000, the Company's management committed to a formal plan to restructure certain operating activities in North America and provided for a restructuring provision of $6.0 million of which approximately $0.6 million was remaining at December 31, 2000, consisting of $0.3 million of facility closing costs and $0.3 million of severance and severance-related items. During the nine-months ended September 30, 2001, the Company utilized $0.3 million of its restructuring reserve for facility closing costs. The Company's management evaluated the restructuring reserve balance and determined that approximately $0.3 million of the reserve balance for severance-related costs was not needed. The change in estimate was attributable to lower than anticipated severance-related costs. Accordingly, the $0.3 million was reversed and included in income as an offset to the original provision for restructuring. In addition, the Company incurred $0.2 million of restructuring-related expenses for the North America operations during the nine-months ended September 30, 2001. Additionally, during the third quarter of 2001, the Company incurred $1.3 million in charges related to a workforce reduction in the North American operations of over 120 salaried positions.

     On June 1, 2000, the Company's management committed to a formal plan to restructure certain of its operations within Europe and provided for a restructuring provision of $1.5 million of which approximately $1.0 million was remaining at December 31, 2000, consisting of $0.6 million of severance and severance-related items and $0.4 million of facility closure costs. During the three- and nine-months ended September 30, 2001, the Company utilized $0.1 million and $0.6 million of its restructuring reserve, including translation effects, for severance and severance related items and facility closure costs. The remaining reserve balance at September 30, 2001 was $0.4 million consisting primarily of severance-related items. In addition, the Company incurred $0.4 million of restructuring-related expenses for the European distribution operations as a result of the integration of the PSM operations during the nine-months ended September 30, 2001. Under the current timetable, the Company projects that the restructuring plan will be substantially completed during the fourth quarter of 2001.

     As a result of the PSM acquisition, management committed to a formal plan to restructure certain operating activities primarily in Europe with the purpose of formulating a structure for the combined organization. Balance sheet reserves of $12.7 million for organizational restructuring were established as part of purchase accounting, of which approximately $7.8 million was remaining at December 31, 2000, consisting primarily of severance related items. During the three- and nine-months ended September 30, 2001, the Company utilized $0.5 million and $4.0 million of the reserve including translation effects on severance-related items and facility closure costs. The remaining balance of the restructuring provision was $3.8 million at September 30, 2001 consisting of severance-related items and facility closure costs. The restructuring plan is expected to be substantially completed by the end of 2001.

     The table below is a summary of the information contained in the above paragraphs.

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                                        Additional
                                                                                      Restructuring
                                                                                         Related
                                                                                       Expenses for     Utilization    Restructuring
                                                                   Restructuring        the nine-       for the nine-     Reserve
                                                                      Reserve          months ended     months ended     Balance at
                                                                Balance at December     September        September     September 30,
      2001 Restructuring Charges:                                    31, 2000            30, 2001         30, 2001          2001
      ----------------------------                                   --------            --------         --------          ----
                                                                                              (in millions)
      North America Restructuring:
        Asset disposal, lease termination & facility closure           $ 0.3              $ 0.0           $(0.3)           $ 0.0
        Severance                                                        0.3               (0.3)              -              0.0
                                                                       -----              -----           -----            -----
      Total Restructuring Reserve                                      $ 0.6              $(0.3)          $(0.3)           $ 0.0
                                                                       -----              -----           -----            -----
      Additional restructuring-related expenses  (Note 1)                  -              $ 1.8           $(1.8)               -
                                                                       -----              -----           -----            -----

      Europe Restructuring:
        Severance                                                      $ 0.6                   -          $(0.2)           $ 0.4
        Facility closing costs                                           0.4                   -           (0.4)             0.0
                                                                       -----               -----          -----            -----
     Total Restructuring Reserve                                       $ 1.0                   -          $(0.6)           $ 0.4
                                                                       -----               -----          -----            -----
      Additional restructuring-related expenses  (Note 1)                  -               $ 0.4          $(0.4)               -
                                                                       -----               -----          -----            -----

      Restructuring charges related to the PSM Acquisition:
        Severance                                                      $ 5.5                   -          $(2.7)           $ 2.8
        Facility closing costs                                           2.3                   -           (1.3)             1.0
                                                                       -----               -----          -----            -----
      Total Restructuring Reserve                                      $ 7.8                   -          $(4.0)           $ 3.8
                                                                       -----               -----          -----            -----

      Total Restructuring Activity                                     $ 9.4              $ 1.9           $(7.1)           $4.2
                                                                       -----               -----          -----            -----

      Note 1: Represents additional restructuring-related expenses, which have been expensed as incurred. These amounts were not included in the establishment of the original restructuring reserve because they were indeterminable at the date management approved the exit plan or the costs did not qualify as an exit cost for the reserve under EITF 94-3. The $1.8 million costs in North America consisted primarily of additional severance, asset disposal and facility closure costs and the $0.4 million costs in Europe consisted of additional costs for the restructuring of the distribution operations as a result of the integration of PSM operations.

(6)  CONTINGENT MATTERS:

     The Company is involved in various proceedings relating to environmental matters. It is the Company's policy to accrue liabilities for remedial investigations and clean-up activities when it is probable that such liabilities have been incurred and when they can be reasonably estimated. In the ordinary course of business, the Company has been or is the subject of or party to various pending litigation and claims. Currently, the Company has been named as a potentially responsible party with respect to several Superfund sites and has reserved approximately $3.5 million and $3.8 million at September 30, 2001 and December 31, 2000, respectively, for these matters to recognize a reasonable estimate of the probable liability. While it is not possible to predict, with certainty, the outcome of any potential litigation or claims, the Company believes any known contingencies, individually or in the aggregate, will not have a material adverse impact on its financial position, results of operations or cash flows.

     Formica's operations are subject to federal, state, local and foreign environmental laws and regulations governing both the environment and the work place. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

     On April 5, 1999, the Company received a subpoena covering the period from January 1, 1994 until April 1, 1999 from a federal grand jury in connection with an investigation into possible antitrust violations in the United States market for high-pressure laminates ("HPL"). The Company produced documents and provided other information in response to the subpoena, and a number of present or former Formica employees appeared for testimony before the grand jury or have been interviewed by the Staff of the Antitrust Division of the U.S. Department of Justice in connection with the investigation. On May 1, 2001, the Company was informed by the Staff of the Antitrust Division of the U.S. Department of Justice that the investigation had been closed.

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     Major manufacturers of HPL, including the Company, have been named as defendants in purported class action complaints filed in federal and certain state courts. The complaints, which all make similar allegations, allege that HPL manufacturers in the United States engaged in a contract, combination or conspiracy in restraint of trade in violation of federal antitrust laws and state laws and seek damages of an unspecified amount. In an Order dated December 6, 2000 and in subsequent Orders, the federal Judicial Panel on Multidistrict Litigation consolidated federal actions for pretrial purposes under the caption In re: High Pressure Laminates Antitrust Litigation, No. 00-MD-1368 (the "Federal Action"). Twenty-nine actions have been filed in fifteen state courts (the "State Actions"). The Federal Action has been brought purportedly on behalf of direct purchasers of high-pressure laminates, and the State Actions have been brought principally on behalf of indirect purchasers. The Company intends to defend vigorously against the allegations of the complaints. The Company is unable to determine at this time if this matter will have any adverse effect on its financial position, results of operations or cash flows.

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

(7)  COMPREHENSIVE LOSS:

     The difference between comprehensive loss and net loss results from foreign currency translation adjustments.

                                                  Three-months ended                      Nine-months ended
                                         --------------------------------------  -------------------------------------
                                           September 30,       September 30,      September 30,       September 30,
                                                2001                2000               2001                2000
                                         ------------------  ------------------  -----------------   -----------------
                                                   (in millions)                           (in millions)
      Net loss                              $ (15.0)            $   (9.4)           $ (34.4)            $ (40.5)
      Foreign currency translation              5.3                (16.9)             (14.8)              (32.8)
                                         ------------------  ------------------  -----------------   -----------------
      Comprehensive loss                    $ ( 9.7)            $  (26.3)           $ (49.2)            $ (73.3)
                                         ==================  ==================  =================   =================

(8)  RELATED PARTY TRANSACTIONS:

     In order to fund normal working capital requirements, the Company has entered into certain borrowing arrangements with Laminates. These arrangements are short-term in nature and generally bear no interest. At September 30, 2001 and December 31, 2000, there was approximately $0.9 million outstanding under these arrangements.

     DLJ Capital Funding, Inc., an affiliate of DLJ Merchant Banking Partners II L.P. and its affiliates (DLJ Merchant Banking) ("DLJ"), has and will receive customary fees and reimbursement of expenses in connection with the arrangement and syndication of the Credit Facility and as a lender thereunder. The waiver precludes DLJ from receiving any fees in connection with the arrangement and syndication of the Credit Facility but allows for the reimbursement of expenses.

     Formica and its subsidiaries may from time to time enter into financial advisory or other investment banking relationships with Credit Suisse First Boston Corporation (an affiliate of DLJ Merchant Banking) ("CSFB") or one of its affiliates whereby CSFB or its affiliates will receive customary fees and will be entitled to reimbursement for all related reasonable disbursements and out-of-pocket expenses. Formica expects that any arrangement will include provisions for the indemnification of CSFB against a variety of liabilities, including liabilities under the federal securities laws.

(9)  CHANGES IN ACCOUNTING ESTIMATES:

     Effective January 1, 2001, the Company made certain changes in accounting estimates relating to its depreciable asset lives which resulted in an increase in depreciation expense charges totaling approximately $0.5 million and $1.4 million for the three- and nine-month period ended September 30, 2001. The annual impact of this change for 2001 is expected to result in increased depreciation expenses of approximately $1.8 million. The change in accounting estimates resulted from a review by management of certain assets depreciable lives.

                              FORMICA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

                                                                         Three-Months Ended                  Nine-Months Ended
                                                                           September 30,                       September 30,
                                                                   -------------------------------      ----------------------------
                                                                         2001             2000              2001           2000
                                                                   ------------------  -----------      --------------  ------------
                                                                           (in millions)                       (in millions)
      Segment revenues:
        United States                                                  $   81.5          $  82.9            $ 240.8       $ 251.6
        Americas - Other                                                   19.0             27.2               63.3          67.2
        Europe                                                             65.8             70.5              210.0         188.6
        Asia                                                               22.1             25.2               62.8          65.8
                                                                   ------------------  -----------      --------------  ------------
               Total                                                   $  188.4          $ 205.8            $ 576.9       $ 573.2
                                                                   ==================  ===========      ==============  ============

      Segment profit (loss):
        Americas                                                       $   (7.2)         $  (2.7)           $ (18.9)      $ (19.2)
        Europe                                                              0.3              3.7                4.1           7.2
        Asia                                                                3.7              3.3                9.0           7.9
                                                                   ------------------  -----------      --------------  ------------
               Total                                                   $   (3.2)         $   4.3            $  (5.8)      $  (4.1)
                                                                   ==================  ===========      ==============  ============

      Depreciation and amortization (included in segment profit
       (loss))
        Americas                                                       $    9.7          $  10.2            $  29.1       $  28.9
        Europe                                                              4.1              4.1               13.5          11.1
        Asia                                                                1.1              1.0                3.3           3.4
                                                                   ------------------  -----------      --------------  ------------
               Total                                                   $   14.9          $  15.3            $  45.9       $  43.4
                                                                   ==================  ===========      ==============  ============

      A reconciliation of total segment loss to loss before
       provision for income taxes is as follows:
        Segment loss                                                   $   (3.2)         $   4.3            $   (5.8)    $   (4.1)
        Interest expense                                                  (15.7)           (14.4)              (42.1)       (36.5)
        Other income                                                        1.4              1.6                 4.8          3.9
                                                                   ------------------  -----------      --------------  ------------
               Loss before provision for income taxes                  $  (17.5)         $  (8.5)           $  (43.1)    $  (36.7)
                                                                   ==================  ===========      ==============  ============

                                                                     September 30,       December 31,
                                                                         2001                2000
                                                                   ------------------  -----------------
                                                                              (in millions)
      Total assets:
        United States                                                  $  397.4          $ 418.7
        Americas - Other                                                   66.9             76.6
        Europe                                                            312.5            301.3
        Asia                                                               81.8             82.8
                                                                   -----------------   ----------------
               Total                                                   $  858.6          $ 879.4
                                                                   =================   ================

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

On March 31, 2000, Decorative Surfaces Holding AB ("DSH") acquired Perstorp Surface Materials AB ("PSM") from Perstorp AB (Sweden). DSH was a wholly owned subsidiary of Holdings (the parent company of Formica) whose sole asset was its investment in PSM. On May 26, 2000, Holdings contributed all of the stock of DSH to Formica. Accordingly, Formica's results of operations reflect the acquisition and related purchase accounting by DSH on March 31, 2000 for all periods beginning April 1, 2000 and thereafter.

Recent Developments

Financial Covenants Compliance: As reported in the June 30, 2001 Form 10-Q, the Company was not in compliance with certain financial covenants contained in the Company's Credit Agreement. The Company requested and received a waiver to the loan covenants.

The waiver, dated August 13, 2001, to the Credit Agreement contains additional covenants which restrict, among other things, the Company's ability to incur additional debt, make certain acquisitions and investments and increase the Company's reporting obligations to the lenders.

The Company has incurred additional interest expense, on both a cash and non-cash basis, during the waiver period. The existing cash interest spread was increased by 1.00% per annum and non-cash or paid-in-kind interest of 3.00% per annum applied. The Company also paid the bank lenders a waiver fee of .375% of the facility.

On November 9, 2001, the Company received a waiver extension expiring on February 9, 2002. This extension was requested due to further uncertainty caused by the events of September 11, 2001 and allows the Company more time to continue discussions with its banks to reach a longer-term solution regarding non-compliance with covenants. The waiver extension, in addition to the conditions imposed in connection with the initial waiver, contains the following:

o Funding of $8.4 million into a collateral account with the Agent Bank which represents cash interest and principal due under the bank facility between November 9, 2001 and December 31, 2001.

o The non-cash or paid-in-kind interest rate was increased to 5.50% from 3.00% per annum.

o    Provision of certain additional domestic and foreign collateral.

The waiver and waiver extension are not a permanent solution to the Company's covenant non-compliance and the Company is continuing discussions with its banks and equity investors to agree upon a longer-term solution that will enable the Company to meet its long-term liquidity needs.

While the Company anticipates obtaining an amendment to the covenants in early 2002, there can be no assurance that the Company will be successful or that the result of these negotiations will not have an adverse impact on the Company. If the Company is unsuccessful in its negotiations with its bank lenders, the lenders will have the right to demand repayment of their loans when the waiver expires. There can be no assurance that the Company's bank lenders will agree to extend the waiver beyond February 9, 2002.

As a result of the waiver expiration date, $274.8 million of debt has been classified as current maturities of long-term debt. The Company's compliance with debt covenants is dependent upon its future economic performance, which may be affected by economic, financial, competitive, regulatory and other factors beyond the Company's control.

In the event that an amendment or a waiver to the Credit Agreement is not obtained, the bank lenders have the right to accelerate payment on the credit facility. This acceleration would also constitute an event of default under the Subordinated Notes, therefore, the Subordinated Notes would then be classified as current. This event would have a material adverse effect on the Company.

Results of Operations:

The table below compares the Company's components for EBITDA and Adjusted EBITDA for the three- and nine-months ended September 30, 2001 compared to the 2000 period. Management believes that the presentation of Adjusted EBITDA is meaningful to the readers of the Company's financial statements, as it presents a more normalized level of EBITDA.

                                                                 Three-months ended                  Nine-months ended
                                                                    September 30,                      September 30,
                                                            ------------------------------     -------------------------------
                                                                2001             2000              2001             2000
                                                            -------------    -------------     -------------    --------------
                                                                  (in millions)                       (in millions)
Net loss                                                       $ (15.0)         $ (9.4)           $ (34.4)         $ (40.5)
Add back:
   Depreciation and amortization                                  14.9             15.3              45.9             43.4
   Interest expense (excluding interest income)                   15.7             14.4              42.1             36.5
   Income tax (benefit)/expense                                   (2.5)             0.9              (8.7)             3.8
                                                            -------------    -------------     -------------    --------------
EBITDA                                                            13.1             21.2              44.9             43.2
Adjustments to EBITDA
   Restructuring related expenses                                  1.5              0.4               1.9              9.5
   Acquisition related expenses                                     --              0.3               0.3              2.8
   Cost of terminated acquisition                                   --               --                --              0.4
                                                            -------------    -------------     -------------    --------------
Adjusted EBITDA                                                $ 14.6           $  21.9           $  47.1          $  55.9
                                                            =============    =============     =============    ==============


Nine-Months Ended September 30, 2001 Compared To Nine-Months Ended September 30, 2000

     Net Sales: Net sales for 2001 were $576.9 million, compared to net sales of $573.2 million for 2000, an increase of $3.7 million, or 0.6%. This increase is primarily due to the inclusion of PSM sales in 2001 for the full nine-month period, partially offset by lower volume and a $26.6 million unfavorable foreign exchange impact on sales. Net sales in the Americas decreased to $304.1 million in 2001 from $318.8 million in 2000, a decrease of $14.7 million. This decrease is primarily due to lower laminate volumes, which are the result of the continuing effect of the economic slowdown and customer de-stocking activity, partially offset by the inclusion of PSM sales in the 2001 period. Net sales in Europe increased $21.4 million to $210.0 million in 2001 from $188.6 million in 2000. This increase is primarily due to the inclusion of PSM sales and higher selling prices, offset by lower volumes and the unfavorable effects of a stronger U.S. dollar. Net sales in Asia decreased slightly to $62.8 million in 2001 from $ 65.8 million in 2000. This decrease is primarily due to the lower volumes as well as the unfavorable impact of foreign exchange translations.

     Gross Profit: Gross profit for 2001 was $134.8 million, compared to gross profit of $146.6 million for 2000, a decrease of $11.8 million. Gross profit as a percentage of net sales in 2001 decreased to 23.4 % from 25.6% in 2000. The 2000 period includes $1.9 million related to the markdown in inventory from the restructuring of the North American operations and excludes the impact of PSM for the first quarter of 2000.

Gross Profit in the Americas decreased $9.0 million to $67.7 million in 2001 from $76.7 million in 2000, largely reflecting the impact of lower laminate and flooring volumes. The 2000 period includes a $1.9 million charge related to the markdown of inventory from the restructuring of the North American operations. Gross profit, as a percentage of net sales for the Americas, decreased to 22.3% in 2001 compared to 24.1% in 2000, principally as a result of lower volumes, higher energy and other costs. Gross profit in Europe and Asia decreased $2.8 million to $67.1 million in 2001 from $69.9 million in 2000. As a percentage of net sales, gross profit in Europe and Asia decreased to 24.6% in 2001 from 27.5% in 2000, primarily the result of lower volume, unfavorable mix and the impact of foreign exchange translations as well as higher raw material and energy costs.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2001 were $138.7 million compared to $142.7 million for 2000, a decrease of $4.0 million. Selling, general and administrative expenses, as a percent of net sales, were 24.0 % in the 2001 period compared to 24.9% in the 2000 period. The decrease is the result of a decrease in discretionary spending and lower warehousing, selling and administrative expenses along with the impact of the restructuring programs started in 2000, in both North America and Europe, partially offset by the inclusion of PSM for the full nine-month period of 2001.

     Restructuring Charge: (See Note 5 to the Condensed Consolidated Financial Statements) The provision for restructuring for 2001 totaled $1.9 million compared to $7.6 million in 2000. During the nine-months ended September 30, 2001, the Company incurred $1.8 million of restructuring-related expenses for the North American operations offset by approximately $0.3 million relating to the reversal of the North American restructuring reserve balance accruals due to lower than anticipated severance-related costs. The $1.8 million included $1.3 million resulting from a workforce reduction in North American operations of over 120 salaried positions. During the 2001 period the Company incurred an additional $0.4 million of restructuring-related expenses for the European distribution operations. In the 2000 period, the Company provided for a restructuring provision of $7.9 million, inclusive of a $1.9 million markdown of inventory discussed above for the North American operations. The 2000 period also included a restructuring provision of $1.5 million for the European distribution operations and $0.1 million related to the restructuring of PSM.

     Cost of Terminated Acquisitions: During the nine-month period ended September 30, 2000, the Company incurred a $0.4 million charge relating to expenses from the cost of a terminated acquisition, primarily for legal and other professional fees.

     Operating Loss: The operating loss for 2001 was $5.8 million compared to a loss of $4.1 million for 2000, resulting primarily from the decline in gross margins. Included in the 2001 period are restructuring charges of $1.9 million. The 2000 period includes a restructuring charge of $9.5 million and the cost of a terminated acquisition of $0.4 million. Excluding the 2001 and 2000 charges, the operating loss was $3.9 million in 2001 compared to operating income of $5.8 million in 2000, for the reasons stated above.

     EBITDA: EBITDA increased to $44.9 million in 2001 compared to $43.2 million in 2000. Excluding the 2001 and 2000 periods restructuring costs and cost of terminated acquisitions (described above), and PSM-related acquisition expenses, EBITDA, as adjusted, was $47.1 million in 2001 compared to $55.9 million in 2000.

     Interest Expense: Interest expense increased $5.6 million to $42.1 million in 2001 from $36.5 million in 2000. The increase in interest expense is primarily due to the additional debt incurred in the second quarter of 2000 for the acquisition of PSM, additional borrowings in 2001 on the revolving credit facility, interest and fees incurred during the waiver period, partially offset by a decrease in effective interest rates.

     Income Taxes: In the 2001 period, the Company recognized an income tax benefit of $8.7 million compared to an income tax expense of $3.8 million in 2000. The income tax benefit reflects the anticipated realization of net operating loss carryforwards due to the fact that the Company is in a net deferred tax liability position in the United States and certain foreign tax jurisdictions.

     Net Loss: The 2001 net loss was $34.4 million compared to $40.5 million in 2000, due to the reasons described above.

Three-Months Ended September 30, 2001 Compared To Three-Months Ended September 30, 2000

     Net Sales: Net sales for 2001 were $188.4 million, compared to net sales of $205.8 million for 2000, a decrease of $17.4 million, or 8.5%. This decrease is primarily due to lower volume, which was exacerbated late in the quarter from a drop-off in shipments related to the post-September 11, 2001 slowdown and a $6.7 million unfavorable foreign exchange impact on sales. Net sales in the Americas decreased $9.6 million to $100.5 million in 2001 from $110.1 million in 2000. This decrease is primarily due to lower laminate volumes, which are the result of the continued sluggish U.S. economy and the impact on shipments resulting from the events of September 11, 2001. Net sales in Europe decreased $4.8 million to $65.8 million in 2001 from $70.5 million in 2000. This decrease is primarily due to lower volumes, stemming from the slowdown in the European economies, as well as the unfavorable effects of foreign exchange translations. Net sales in Asia decreased $3.0 million to $22.1 million in 2001 from $25.2 million in 2000. This decrease is primarily the result of the unfavorable impact of foreign exchange translations versus the U.S. dollar and sluggish volume.

     Gross Profit: Gross profit for 2001 was $42.3 million, compared to gross profit of $51.4 million for 2000, a decrease of $9.1 million. Gross profit as a percentage of net sales in 2001 decreased to 22.5 % from 25.0% in 2000.

Gross Profit in the Americas decreased $3.4 million to $21.8 million in 2001 from $25.2 million in 2000. Gross profit as a percentage of net sales for the Americas decreased to 21.7% in 2001 compared to 22.9% in 2000, principally the result of lower volumes and a decline in prices and margins in flooring and in South American operations, partially offset by slightly higher selling prices. Gross profit in Europe and Asia decreased $5.7 million to $20.5 million in 2001 from $26.2 million in 2000. As a percentage of net sales, gross profit in Europe and Asia decreased to 23.3% in 2001 from 27.4% in 2000, primarily the result of lower laminate and foils volumes, unfavorable mix and the unfavorable impact of foreign exchange translations.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses for 2001 were $44.0 million compared to $46.7 million for 2000, a decrease of $2.7 million. The net decrease is the result of a decrease in warehousing and selling expenses, lower overall discretionary spending and the impact of the restructuring programs started in 2000. However, selling, general and administrative expenses, as a percent of net sales, were 23.4% in the 2001 period compared to 22.7% in the 2000 period, principally due to the decline in sales.

     Restructuring Charge: (See Note 5 to the Condensed Consolidated Financial Statements) The provision for restructuring for the three-months ended September 30, 2001 was $1.5 million compared to $0.4 million in 2000. This $1.5 million consisted of $1.3 million of restructuring-related expenses for the North American operations resulting from the reduction of the North American workforce of over 120 salaried positions and $0.2 million of additional charges related to the restructuring of the North American operations. In the 2000 period, the Company incurred restructuring-related charges of $0.2 million related to the North American operations, $0.1 million for the European distribution operations and $0.1 million related to the restructuring of PSM.

     Operating Income/Loss: The operating loss for 2001 was $3.2 million compared to operating income of $4.3 million for 2000. Included in the 2001 period are restructuring charges of $1.5 million. The 2000 period includes a restructuring charge of $0.4 million and $0.3 million of acquisition-related expenses. Excluding the 2001 and 2000 charges, the operating loss was $1.7 million in 2001 compared to operating income of $5.0 million in 2000, for the reasons stated above.

     EBITDA: EBITDA decreased to $13.1 million in 2001 compared to $21.2 million in 2000. Excluding the 2001 and 2000 periods restructuring costs (described above) and PSM-related acquisition expenses, EBITDA, as adjusted, was $14.6 million in 2001 compared to $21.9 million in 2000.

     Interest Expense: Interest expense increased $1.3 million to $15.7 million in 2001 from $14.4 million for 2000. The increase in interest expense is primarily due to the added interest incurred during the waiver period and higher debt outstanding in the third quarter of 2001, which included additional borrowing on the revolving credit facility, partially offset by a decrease in effective interest rates.

     Income Taxes: In the 2001 period, the Company recognized an income tax benefit of $2.5 million compared to an income tax expense of $0.9 million in 2000. The income tax benefit reflects the anticipated realization of net operating loss carryforwards due to the fact that the Company is in a net deferred tax liability position in the United States and certain foreign tax jurisdictions.

     Net Loss: The 2001 net loss was $15.0 million compared to $9.4 million in 2000, due to the reasons described above.

Liquidity and Capital Resources

Formica's principal sources of liquidity are cash flows from operations and local credit facilities obtained by some of Formica's foreign subsidiaries. Formica's principal uses of cash will be for debt service requirements and capital expenditures.

As of September 30, 2001, Formica had $532.2 million of indebtedness outstanding compared to $470.6 million as of December 31, 2000. Formica's significant debt service obligations could, under certain circumstances, have material consequences to security holders.

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

Credit Facility

The Credit Facility includes a $120.0 million revolving credit facility, an $85.0 million term loan and a $140.0 million term loan. The $120.0 million revolving credit facility contains a provision whereby it may be increased by up to $25.0 million at the request of Formica, with the consent of the banks providing the increased commitments, and will terminate on May 1, 2004. At September 30, 2001, $91.8 million was outstanding against the revolving credit facility, including paid-in-kind interest. In addition, as of September 30, 2001, Formica had outstanding approximately $28.5 million in letters of credit under the Credit Facility to provide credit enhancement and support for certain of its credit facilities. The $85.0 million and $140.0 million term loans will mature in 2004 and 2006, respectively. The term loans outstanding under the Credit Facility totaled $200.4 million, including paid-in-kind interest at September 30, 2001 and amortize over the life of the Credit Facility. As of September 30, 2001, the Company had a balance of $0.1 million remaining to borrow under the Credit Facility, which was not available pursuant to the terms of the waiver. The paid-in-kind interest does not reduce the amounts available under the Credit Facility.

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

The Credit Facility contains financial covenants requiring the Company to maintain minimum EBITDA, minimum coverage of interest expense and fixed charges and a maximum leverage ratio. As reported in the June 30, 2001 Form 10-Q, the Company was not in compliance with certain financial covenants contained in the Company's Credit Agreement. The Company requested and received a waiver to the loan covenants.

The waiver, dated August 13, 2001, to the Credit Agreement contains additional covenants which restrict, among other things, the Company's ability to incur additional debt, make certain acquisitions and investments and increase the Company's reporting obligations to the lenders.

The Company has incurred additional interest expense, on both a cash and non-cash basis, during the waiver period. The existing cash interest spread was increased by 1.00% per annum and non-cash or paid-in-kind interest of 3.00% per annum applied. The Company also paid the bank lenders a waiver fee of .375% of the facility.

On November 9, 2001, the Company received a waiver extension expiring on February 9, 2002. This extension was requested due to further uncertainty caused by the events of September 11, 2001 and allows the Company more time to continue discussions with its banks to reach a longer-term solution regarding non-compliance with covenants. The waiver extension, in addition to the conditions imposed in connection with the initial waiver, contains the following:

o Funding of $8.4 million into a collateral account with the Agent Bank which represents cash interest and principal due under the bank facility between November 9, 2001 and December 31, 2001.

o The non-cash or paid-in-kind interest rate was increased to 5.50% from 3.00% per annum.

o    Provision of certain additional domestic and foreign collateral.

The waiver and waiver extension are not a permanent solution to the Company's covenant non-compliance and the Company is continuing discussions with its banks and equity investors to agree upon a longer-term solution that will enable the Company to meet its long-term liquidity needs.

While the Company anticipates obtaining an amendment to the covenants in early 2002, there can be no assurance that the Company will be successful or that the result of these negotiations will not have an adverse impact on the Company. If the Company is unsuccessful in its negotiations with its bank lenders, the lenders will have the right to demand repayment of their loans when the waiver expires. There can be no assurance that the Company's bank lenders will agree to extend the waiver beyond February 9, 2002.

As a result of the waiver expiration date, $274.8 million of debt has been classified as current maturities of long-term debt. The Company's compliance with debt covenants is dependent upon its future economic performance, which may be affected by economic, financial, competitive, regulatory and other factors beyond the Company's control.

In the event that an amendment or a waiver to the Credit Agreement is not obtained, the bank lenders have the right to accelerate payment on the credit facility. This acceleration would also constitute an event of default under the Subordinated Notes, therefore, the Subordinated Notes would then be classified as current. This event would have a material adverse effect on the Company.

Local Credit Facilities

Formica maintains various local credit facilities in foreign countries (primarily in Asia) that provide for borrowings in local currencies of which approximately $25.0 million was outstanding as of September 30, 2001. Formica expects that these facilities and operating cash flows will be sufficient to fund near-term expected liquidity needs in these countries.

Working Capital

Working capital, excluding the effects of the debt reclass of $274.8 million, was $175.9 million at September 30, 2001 compared to $138.4 million at December 31, 2000. Inclusive of the effects of the debt reclass, working capital was a negative $98.9 million at September 30, 2001 compared to $138.4 million at December 31, 2000. The decrease in working capital resulted from $274.8 million of long-term debt re-classified in the current quarter as current maturities as described above, as well as lower inventories, offset by higher accounts receivable and lower accrued expenses and other current liabilities at September 30, 2001. Management believes that Formica will continue to require working capital levels, subject to quarterly fluctuations consistent with past experience, and continues its efforts to reduce working capital requirements.

Capital Expenditures

Formica has spent approximately $13.4 million on capital expenditures during the nine-months ended September 30, 2001, and anticipates that it will spend approximately an additional $3.0 million to $4.0 million during the remainder of the year. The Credit Facility contains restrictions on its ability to make capital expenditures. Based on present estimates, Formica believes that the amount of capital expenditures permitted under the Credit Facility will be adequate to maintain the properties and businesses of its current operations.

Source of Funds

Formica and its equity investors continue to negotiate with Formica's banks to reach a long-term solution to the debt structure of the Company. While the Company anticipates obtaining an amendment to its bank facility in early 2002, there can be no assurance that the Company will be successful or that the results of these negotiations will not have an adverse impact on the Company.

The Company believes that, with cash on hand and operating cash flow, it will have adequate financial resources to support anticipated near term future operating expenses, capital expenditures and debt service obligations as they become due through the waiver period. The Company further believes that, through careful management of working capital needs, it will have adequate resources to support such needs throughout 2002, assuming that the waiver expires in February and the credit facility lenders do not accelerate amounts due thereunder. If these assumptions prove incorrect, or if the Company's results of operations or working capital needs differ significantly from current expectations, then there can be no assurance that the Company will have significant financial resources to satisfy these cash needs.

Cash used in operations was $24.6 million for the nine-months ended September 30, 2001, compared to cash provided by operations of $16.0 million for the nine-months ended September 30, 2000. The increase in cash used by operations is due to an increase in accounts receivable and a decrease in accrued expenses and other liabilities, offset by a reduction in inventories. Net cash used in investing activities was $13.4 million and $191.3 million for the nine-months ended September 30, 2001 and 2000, respectively. The 2000 period included $177.5 million for the acquisition of PSM. Net cash provided by financing activities was $63.5 million and $175.2 million for the nine-months ended September 30, 2001 and 2000, respectively, which included additional net borrowings under our credit facility discussed above.

Default of Loan Covenants

As reported in the June 30, 2001 Form 10-Q, the Company was not in compliance with certain financial covenants contained in the Company's Credit Agreement. The Company requested and received a waiver to the loan covenants.

The waiver, dated August 13, 2001, to the Credit Agreement contains additional covenants which restrict, among other things, the Company's ability to incur additional debt, make certain acquisitions and investments and increase the Company's reporting obligations to the lenders.

The Company has incurred additional interest expense, on both a cash and non-cash basis, during the waiver period. The existing cash interest spread was increased by 1.00% per annum and non-cash or paid-in-kind interest of 3.00% per annum applied. The Company also paid the bank lenders a waiver fee of .375% of the facility.

On November 9, 2001, the Company received a waiver extension expiring on February 9, 2002. This extension was requested due to further uncertainty caused by the events of September 11, 2001 and allows the Company more time to continue discussions with its banks to reach a longer-term solution regarding non-compliance with covenants. The waiver extension, in addition to the conditions imposed in connection with the initial waiver, contains the following:

o Funding of $8.4 million into a collateral account with the Agent Bank which represents cash interest and principal due under the bank facility between November 9, 2001 and December 31, 2001.

o The non-cash or paid-in-kind interest rate was increased to 5.50% from 3.00% per annum.

o    Provision of certain additional domestic and foreign collateral.

The waiver and waiver extension are not a permanent solution to the Company's covenant non-compliance and the Company is continuing discussions with its banks and equity investors to agree upon a longer-term solution that will enable the Company to meet its long-term liquidity needs.

While the Company anticipates obtaining an amendment to the covenants in early 2002, there can be no assurance that the Company will be successful or that the result of these negotiations will not have an adverse impact on the Company. If the Company is unsuccessful in its negotiations with its bank lenders, the lenders will have the right to demand repayment of their loans when the waiver expires. There can be no assurance that the Company's bank lenders will agree to extend the waiver beyond February 9, 2002.

As a result of the waiver expiration date, $274.8 million of debt has been classified as current maturities of long-term debt. The Company's compliance with debt covenants is dependent upon its future economic performance, which may be affected by economic, financial, competitive, regulatory and other factors beyond the Company's control.

In the event that an amendment or a waiver to the Credit Agreement is not obtained, the bank lenders have the right to accelerate payment on the credit facility. This acceleration would also constitute an event of default under the Subordinated Notes, therefore, the Subordinated Notes would then be classified as current. This event would have a material adverse effect on the Company.

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

Market Risk

Interest Rate Risk

The Company utilizes both fixed and variable rate debt obligations to finance its operations. At September 30, 2001, approximately 60% of the Company's total debt was at variable interest rates. A one-half percentage point increase in interest would increase the annual amount of interest paid by approximately $1.6 million. Although the Company will continue to monitor its exposure to interest rate fluctuations, the Company cannot assure that interest rate fluctuations will not harm its business in the future.

Foreign Currency Exchange Rate Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, including fluctuations in the functional currencies of its foreign operations. The functional currency of operations outside the United States is the respective local currency. Foreign currency translation effects are included in accumulated other comprehensive loss in stockholders' equity. Our operating results are thus subject to significant fluctuations based upon changes in the exchange rates of other currencies in relation to the U.S. dollar. Forward contracts are entered into for periods consistent with underlying exposures and do not constitute positions independent of those exposures. We have analyzed the foreign exchange impact on our forward contracts and have determined that it is de minimus through September 30, 2001. Formica does not enter into contracts for speculative purposes and is not a party to any leverage instruments. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure that exchange rate fluctuations will not harm our business in the future.

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

o    our ability to attract, hire and retain suitable personnel

     Relating to our Debt and the Notes

We have substantial debt, which could limit our cash available for other uses and harm our competitive position. In connection with our acquisitions, we incurred significant indebtedness. The level of our indebtedness could have important consequences to us, including:

o imposing restrictive covenants that restrict our ability to make investments or incur additional debt, a breach of which would permit acceleration by the bank lenders

o limiting our ability to obtain additional debt financing in the future for working capital, capital expenditures or acquisitions

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 144

In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 requires that an impairment loss shall be recognized only if the carrying amount of a long-lived asset is not recoverable and exceeds fair value. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Company has not fully assessed the potential impact of the adoption of SFAS No. 144.

Statement of Financial Accounting Standards (SFAS) No. 143

In June 2001, the FASB issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligation of lessees. SFAS No. 143 is effective for fiscal years beginning after June 15, 2001.

The Company has not fully assessed the potential impact of the adoption of SFAS No. 143 but does not expect the adoption to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment as well. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

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

Item 2. Changes In Securities And Use Of Proceeds

o    None to report.

Item 3. Defaults Upon Senior Securities

o See Note 4 of the Notes to Condensed Consolidated Financial Statements for a discussion of defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security Holders

o    None to report.

Item 5. Other Information

o On October 1, 2001, Messrs. Thompson Dean and Dermot Dunphy were appointed to the Board of Directors of Formica Corporation. Mr. Dean replaces Mr. Peter T. Grauer and Mr. Dunphy becomes an additional member of the board.

Item 6. Exhibits and Reports on Form 8-K

o Formica did not file any reports on Form 8-K during the three-months ended September 30, 2001.

The following exhibits are included herein:

      (10.15) Waiver and First Amendment (dated August 13, 2001)

      (10.16) Waiver Extension and Second Amendment
              (dated November 9, 2001)

      (12)    Computation of Ratio of Earnings to Fixed Charges

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


                                                      Formica Corporation
                                                 -----------------------------
                                                         (Registrant)


                                                    /s/ David T. Schneider
                                                 -----------------------------
                                                     (David T. Schneider -
                                                  Chief Financial Officer and
                                                 Principal Accounting Officer)


                                                       November 14, 2001
                                                 -----------------------------
                                                            (Date)